Form 10-Q
period 2022-03-31
AIB Acquisition Corp
filed 2022-05-13
CIK 1882963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No.  001-41071

AIB ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	NA
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 Third Avenue, Suite M204A New York, New York, 10022
(Address of Principal Executive Offices, including zip code)

(212) 380-8128
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

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

As of May 13, 2022 there were 9,095,975 Class A ordinary shares, par value $0.0001 per share and 2,156,250 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AIB ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements (Unaudited)

AIB ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$407,548	$45,370
Prepaid expenses - current	108,167	-
Due from related party	26,445	-
Total current assets	542,160	45,370
Prepaid expenses-non current	82,692	-
Deferred offering costs	-	276,747
Investments held in Trust Account	87,138,598	-
TOTAL ASSETS	$87,763,450	$322,117
LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$63,901	$16,642
Accrued offering costs	-	31,252
Due to affiliate	24,194	272,500
Total current liabilities	88,095	320,394
LONG TERM LIABILITIES
Deferred underwriting fee	3,018,750	-
Total liabilities	3,106,845	320,394
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS A ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 8,625,000 shares at redemption value of $10.10 per share at March 31, 2022	87,112,500	-
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2021 and March 31, 2022	-	-
Class A ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 470,975 shares issued and outstanding at March 31, 2022	47	-
Class B ordinary shares; $0.0001 par value; 3,000,000 shares authorized; 2,156,250 shares issued and outstanding at December 31, 2021 and March 31, 2022	215	215
Additional paid-in capital	-	24,785
Accumulated deficit	(2,456,157)	(23,277)
TOTAL SHAREHOLDERS’ DEFICIT	(2,455,895)	1,723
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$87,763,450	$322,117

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

OPERATING EXPENSES
General and administrative expenses	$228,130
Total expenses	(228,130)
OTHER INCOME
Interest earned on investments held in Trust Account	32,089
Unrealized gain/loss on investments held in Trust Account	(5,992)
Total other income	26,097

NET LOSS	$(202,033)
Weighted average shares of redeemable class A ordinary shares outstanding, basic and diluted	6,708,333
Basic and diluted net loss per share, Class A redeemable	$0.49
Weighted average shares of non-redeemable class A ordinary shares outstanding, basic and diluted	366,314
Basic and diluted net loss per share, Class A non-redeemable	$(1.39)
Weighted average shares of Class B ordinary shares, outstanding, basic and diluted	2,156,250
Basic and diluted net loss per share, Class B	$(1.39)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Ordinary Shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	-	$-	2,156,250	$215	$24,785	$(23,277)	$1,723
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	-	-	-	-	5,844,179	-	5,844,179
Sale of Private Units to insiders	388,750	39	-	-	3,887,461	-	3,887,500
Representative Shares Issuance	82,225	8	-	-	597,992	-	598,000
Excess Value of Unit Purchase Option	-	-	-	-	56,000	-	56,000
Accretion for Class A Ordinary Shares to redemption value	-	-	-	-	(10,410,417)	(2,230,847)	(12,641,264)
Net loss	-	-	-	-	-	(202,033)	(202,033)
Balance, March 31, 2022	470,975	$47	2,156,250	$215	$-	$(2,456,157)	$(2,455,895)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Income on investments held in Trust Account	(26,098)
Changes in operating assets and liabilities:
Due to affiliate	24,194
Prepaid expenses and other assets	(190,859)
Accounts payable and accrued expenses	47,259
Net cash flows used in operating activities	(347,537)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(87,112,500)
Net cash flows used in investing activities	(87,112,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	(291,340)
Proceeds from initial public offering, net of underwriters discount	84,525,000
Proceeds from private placement	3,861,055
Repayment of Sponsor loan	(272,500)
Net cash flows provided by financing activities	87,822,215

NET CHANGE IN CASH	362,178

CASH, BEGINNING OF THE YEAR	45,370

CASH, END OF THE YEAR	$407,548

Supplemental disclosure of cash flow information:
Deferred underwriting commissions payable charged to additional paid in capital	$3,018,750
Increase in due from related party	$26,445

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022 (UNAUDITED)

Note 1 – Description of Organization and Business Operations and Liquidity

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

As of March 31, 2022, the Company had not commenced any operations. All activity from June 18, 2021 (inception) through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 18, 2022. On January 21, 2022, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the Class A ordinary shares (“Class A ordinary shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amounts due under the business combination marketing agreement and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topis 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Rights as defined in Note 3), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by January 21, 2023, 12 months from the closing of the IPO, or up to 21 months if extended (see Note 5), (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (i) its income and franchise taxes and (ii) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 5) if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Management’s Plan

As of March 31, 2022, the Company had $407,548 in its operating bank account, and working capital of $454,065.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. However, the Company has completed its IPO on January 21, 2022 at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through one year from the date of this filing, and therefore substantial doubt has been alleviated.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $407,548 and $45,370 in cash and did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2022, 8,625,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. The were no Class A ordinary shares subject to possible redemption outstanding as of December 31, 2021.

As of March 31, 2022, the shares of Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Fair value of Public Rights at issuance	(6,272,000)
Class A shares issuance costs	(5,506,764)
Plus:
Accretion of carrying value to redemption value	12,641,264
Class A ordinary shares subject to possible redemption	87,112,500

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $5,941,695 which were charged against shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2022 and December 31, 2021 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 9,095,975 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of shares.

FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(9,352,524)	$(510,702)	$(3,006,169)
Accretion of temporary equity to redemption value	$12,641,264
Net loss including accretion of temporary equity to redemption value	$26,098
Net income (loss)	$3,314,837	$(510,702)	$(3,006,169)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	6,708,333	366,314	2,156,250
Basic and diluted net income (loss) per share	$0.49	$(1.39)	$(1.39)

Note 3 — Initial Public Offering and Over-Allotment

Pursuant to the IPO, the Company sold 8,625,000 Units (including 1,125,000 Overallotment Units) at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares and one right (the “Public Rights”). Each Public Right entitles the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of a Business Combination (see Note 7).

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

Note 5 — Related Party Transactions

Founder Shares

On July 30, 2021, the Sponsor purchased 1,437,500 shares (the “Founder Shares”) of the Company’s Class B ordinary shares, par value $0.0001 (“Class B ordinary shares”) for an aggregate price of $25,000. (See Note 7). On September 13, 2021, the Company effected a 0.5-for-1 split of the Company’s Class B ordinary shares, such that the Sponsor owned 2,156,250 Founder Shares. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B ordinary shares into an equal number of shares of Class A ordinary shares, subject to adjustment, at any time. The Initial Shareholders agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 281,250 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company intends to pay the Sponsor a fee of up to $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business combination or liquidation for office space and administrative services. As of March 31, 2022, $24,194 has been accrued under this agreement included in the due to related party balance on the balance sheet. As of December 31, 2021, no amounts have been paid or accrued under this agreement.

Promissory Note – Related Party

On July 30, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note is non-interest bearing. On January 21, 2022, the Note was repaid in full.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of March 31, 2022 and December 31 2021 there were no Working Capital Loans outstanding.

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

Due from Related Party

As of March 31, 2022, the Sponsor held $26,445 from the closing of the IPO that will be deposited as soon as practicable from the Company’s operating account.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units and units that may be issued upon conversion of the Working Capital Loans (and all underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities will be entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However the registration rights provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Right of First Refusal

Subject to certain conditions, the Company granted Maxim Group LLC, for a period beginning on the closing of the IPO and ending 18 months after the date of the consummation of a Business Combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity, convertible and debt offerings for the Company or any of the Company’s successors or subsidiaries. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the IPO.

Unit Purchase Option

The Company sold to the underwriters, for $100, an option to purchase up to a total of 431,250 Units exercisable, in whole or in part, at $11.00 per Unit, commencing on the consummation of our initial Business Combination (the “Unit Purchase Option”). The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from January 18, 2022. The option and the 431,250 Units, as well as the 431,250 shares of Class A ordinary shares, and the rights to receive 43,125 shares of Class A ordinary shares upon a Business Combination that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following January 18, 2022 pursuant to Rule 5110(e)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following January 18, 2022 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights of the securities directly and indirectly issuable upon exercise of the option. Notwithstanding the foregoing, the underwriters and their related persons may not (i) have more than one demand registration right at our expense, (ii) exercise their demand registration rights more than five (5) years from January 18, 2022, and (iii) exercise their “piggy-back” registration rights more than seven (7) years from January 18, 2022. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of ordinary shares at a price below its exercise price. The Company has no obligation to net cash settle the exercise of the purchase option or the rights underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying rights, the purchase option or rights, as applicable, will expire worthless.

The Company accounted for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to shareholder’s deficit. The Company estimated the fair value of Unit Purchase Option to be $56,000 based a binomial model.

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A Ordinary shares —The Company is authorized to issue 50,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 there were 470,975 shares of Class A ordinary shares outstanding (excluding 8,625,000 shares of Class A ordinary shares subject to possible redemption) and none were outstanding as of December 31, 2021.

Class B Ordinary shares — The Company is authorized to issue 3,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 2,156,250 shares of Class B ordinary shares outstanding.

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:  Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:  Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:  Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. As of December 31, 2021, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	1	$87,138,598	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued and determined that there have been no events that have occurred that would require adjustments to or disclosures in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to AIB Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) that the Company has filed with the U.S. Securities and Exchange Commission (the “SEC”). Our filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our IPO and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 and December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022 we had a net loss of $202,033, which primarily consists of formation expenses and unrealized loss on investments held in trust account and other income net of interest earned.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $407,548 in its operating bank account, and working capital of $454,065.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. However, the Company has completed its IPO on January 21, 2022 at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through one year from the date of this filing, and therefore substantial doubt has been alleviated.

On May 9, 2022, the Company received a commitment letter from our Sponsor. The commitment letter states that our Sponsor will provide additional capital as required to the Company in the range of $500,000 to $800,000 for the Company’s operations as needed through May 31, 2023. The Company has not requested or used any of the funds available as of May 13, 2022.

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

Net Loss per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 9,095,975 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

Not applicable.

PART II: Other Information

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.  Risk Factors.

Factors that could cause our actual results to differ materially from those in this Report include the risk factors described in our final prospectus filed with the SEC for our IPO and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 29, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in in the above-referenced filings except for the following:

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete a Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete a Business Combination.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an “investment company” under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an “investment company” under the Investment Company Act, our activities may be restricted, including:

restrictions on the nature of our investments; and

restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

registration as an investment company with the SEC;

adoption of a specific form of corporate structure; and

reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an “investment company” under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO  (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination; (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months  (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, from the closing of our IPO, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be an investment company and thus to be subject to the Investment Company Act.

We are aware of litigation against certain special purpose acquisition companies asserting that, notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not considered an investment company and thus to be subject to the Investment Company Act.

On March 30, 2022, the SEC issued proposed rules relating to, among other matters, the extent to which SPACs could become subject to regulation under the Investment Company Act. The SEC’s proposed rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a report on Form 8-K with the Commission announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although that proposed safe harbor rule has not yet been adopted, the SEC has indicated that there are serious questions concerning the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule.

The proposed safe harbor rule has not yet been adopted, and one or more elements of the proposed safe harbor rule may not be adopted or may be adopted in a revised form. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and could increase the costs and time needed to complete a business combination or impair our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 21, 2022, pursuant to the registration statement, which was declared effective on January 18, 2022, the Company consummated its IPO of 8,625,000 units, including 1,125,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one public right, with each whole public right entitling the holder thereof to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $86,250,000. Maxim Group LLC acted as sole book-runner and representative of the underwriters of the IPO.

A total of $87,112,500 of the proceeds from the IPO (which amount includes $3,018,750 of the underwriters’ deferred discount) and the sale of the private placement units, was placed in a U.S.-based trust account, maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our IPO and the private placement as is described in the Company’s final prospectus related to our IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2022	AIB ACQUISITION CORPORATION

	By:	/s/ Eric Chen
	Name:	Eric Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Gao
	Name:	Jie Gao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)