Form 10-Q
period 2022-06-30
AIB Acquisition Corp
filed 2022-08-10
CIK 1882963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022 there were 9,095,975 Class A ordinary shares, par value $0.0001 per share and 2,156,250 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AIB ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and For the Period from June 18, 2021 (Inception) Through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and For the Period from June 18, 2021 (Inception) Through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and For the Period from June 18, 2021 (Inception) Through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION		19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4 .	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22
PART III. Signatures		23

i

Item 1. Interim Financial Statements

AIB ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$279,403	$45,370
Prepaid expenses - current	88,567	—
Due from related party	26,445	—
Total current assets	394,415	45,370
Prepaid expenses-noncurrent	20,065	—
Deferred offering costs	—	276,747
Investments held in Trust Account	87,260,399	—
TOTAL ASSETS	$87,674,879	$322,117
LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$70,991	$16,642
Accrued offering costs	—	31,252
Due to affiliate	—	272,500
Total current liabilities	70,991	320,394
LONG TERM LIABILITIES
Deferred underwriting fee	3,018,750	—
Total liabilities	3,089,741	320,394
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS A ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 8,625,000 shares at redemption value of $10.10 per share at June 30, 2022	87,112,500	—
SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 470,975 shares issued and outstanding at June 30, 2022	47	—
Class B ordinary shares; $0.0001 par value; 3,000,000 shares authorized; 2,156,250 shares issued and outstanding at June 30, 2022 and December 31, 2021 (1)	215	215
Additional paid-in capital	—	24,785
Accumulated deficit	(2,527,624)	(23,277)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	$(2,527,362)	$1,723
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ (DEFICIT) EQUITY	$87,674,879	$322,117

(1)	This number includes an aggregate of up to 281,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of December 31, 2021(see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from June 18, 2021 (inception) through June 30,
	2022	2022	2021

General and administrative expenses	$193,269	$421,399	$3,360
Loss from operations	(193,269)	(421,399)	(3,360)

Other income:
Interest earned on investments held in Trust Account	129,328	161,417	—
Unrealized loss on investments held in Trust Account	(7,526)	(13,518)	—
Total other income, net	121,802	147,899	—

Net loss	$(71,467)	$(273,500)	$(3,360)

Weighted average shares of redeemable Class A ordinary shares outstanding, basic and diluted	8,625,000	7,624,309	—
Basic and diluted net (loss) income per share, Class A redeemable	$(0.00)	$0.40	$—

Weighted average shares of non-redeemable Class A ordinary shares outstanding, basic and diluted	470,975	416,331	—
Basic and diluted net loss per share, Class A non-redeemable	$(0.02)	$(1.28)	$—

Weighted average shares of Class B ordinary shares outstanding, basic and diluted (1)	2,156,250	2,156,250	1,875,000
Basic and diluted net loss per share, Class B	$(0.02)	$(1.28)	$(0.00)

(1)	This number excludes an aggregate of up to 281,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of June 30, 2021 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2021	—	$—	2,156,250	$215	$24,785	$(23,277)	$1,723
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	5,844,179	—	5,844,179
Sale of Private Units to insiders	388,750	39	—	—	3,887,461	—	3,887,500
Representative Shares Issuance	82,225	8	—	—	597,992	—	598,000
Excess Value of Unit Purchase Option	—	—	—	—	56,000	—	56,000
Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(10,410,417)	(2,230,847)	(12,641,264)
Net loss	—	—	—	—	—	(202,033)	(202,033)
Balance — March 31, 2022	470,975	$47	2,156,250	$215	$—	$(2,456,157)	$(2,455,895)
Net loss	—	—	—	—	—	(71,467)	(71,467)
Balance — June 30, 2022	470,975	$47	2,156,250	$215	$—	$(2,527,624)	$(2,527,362)

FOR THE PERIOD FROM JUNE 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 18, 2021	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	—	—	2,156,250	215	24,785	—	25,000
Net loss	—	—	—	—	—	(3,360)	(3,360)
Balance — June 30, 2021	—	$—	2,156,250	$215	$24,785	$(3,360)	$21,640

(1)	This number includes an aggregate of up to 281,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of June 30, 2021 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from June 18, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(273,500)	$(3,360)
Adjustments to reconcile loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(161,417)	—
Unrealized loss on investments held in Trust Account	13,518	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(88,567)	—
Non-current prepaid expenses	(20,065)	—
Accounts payable and accrued expenses	54,349	3,360
Net cash used in operating activities	(475,682)	—
Cash Flows from Investing Activities:
Cash deposited to Trust Account	$(87,112,500)	$—
Net cash used in investing activities	(87,112,500)	—
Cash Flows from Financing Activities:
Payment of offering costs	$(291,340)	$—
Proceeds from initial public offering, net of underwriters’ discount	84,525,000	—
Proceeds from private placement	3,861,055	—
Proceeds from notes payable - related party	—	25,000
Repayment of Sponsor loan	(272,500)	—
Net cash provided by financing activities	87,822,215	25,000
Net Change in Cash	234,033	25,000
Cash – Beginning of period	45,370	—
Cash – End of period	$279,403	$25,000

Non-cash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$3,018,750	$—
Deferred offering cost paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid by note payable – related party	$—	$22,500
Increase in due from related party	$26,445	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

As of June 30, 2022, the Company had not commenced any operations. All activity from June 18, 2021 (inception) through June 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 18, 2022. On January 21, 2022, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the Class A ordinary shares (“Class A ordinary shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $279,403 in its operating bank account, and working capital of $323,424.

The Company’s liquidity needs up to the closing of the IPO on January 21, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital. The Company’s management plans to continue its efforts to complete a Business Combination within the Combination Period after the closing of the Initial Public Offering.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain other financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have 12 months from the closing of the Initial Public Offering on January 21, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $279,403 and $45,370 in cash and did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on June 30, 2022, 8,625,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. There were no Class A ordinary shares subject to possible redemption outstanding as of December 31, 2021.

As of June 30, 2022, the shares of Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Fair value of Public Rights at issuance	(6,272,000)
Class A shares issuance costs	(5,506,764)
Plus:
Accretion of carrying value to redemption value	12,641,264
Class A ordinary shares subject to possible redemption	$87,112,500

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $5,941,695 which were charged against shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of June 30, 2022 and December 31, 2021 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 9,095,975 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of shares.,

FOR THE THREE MONTHS ENDED JUNE 30, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(148,144)	$(8,089)	$(37,036)
Accretion of temporary equity to redemption value	$—	—	—
Net loss including accretion of temporary equity to redemption value	$121,802	—	—
Net loss	$(26,342)	$(8,089)	$(37,036)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	8,625,000	470,975	2,156,250
Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.02)

FOR THE SIX MONTHS ENDED JUNE 30, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(9,767,074)	$(533,339)	$(2,762,250)
Accretion of temporary equity to redemption value	$12,641,264	—	—
Net loss including accretion of temporary equity to redemption value	$147,899	—	—
Net income (loss)	$3,022,089	$(533,339)	$(2,762,250)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	7,624,309	416,331	2,156,250
Basic and diluted net income (loss) per share	$0.40	$(1.28)	$(1.28)

FOR THE PERIOD FROM JUNE 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$—	$—	$(3,360)
Accretion of temporary equity to redemption value	$—	—	—
Net loss including accretion of temporary equity to redemption value	$—	—	—
Net income (loss)	$—	$—	$—
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	—	—	1,875,000
Basic and diluted net income (loss) per share	$—	$—	$(0.00)

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

Administrative Services Agreement

The Company intends to pay the Sponsor a fee of up to $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business combination or liquidation for office space and administrative services. For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $54,000 fees for these services, respectively. As of June 30, 2021, no amounts have been accrued under this agreement.

Promissory Note – Related Party

On July 30, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note is non-interest bearing. On January 21, 2022, the Note was repaid in full.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of June 30, 2022 and December 31 2021 there were no Working Capital Loans outstanding.

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

Due from Related Party

As of June 30, 2022, the Sponsor held $26,445 from the closing of the IPO that will be deposited as soon as practicable from the Company’s operating account.

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

Note 7 — Shareholders’ (Deficit) Equity

Preference Shares —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A Ordinary shares —The Company is authorized to issue 50,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 there were 470,975 shares of Class A ordinary shares outstanding (excluding 8,625,000 shares of Class A ordinary shares subject to possible redemption) and none were outstanding as of December 31, 2021.

Class B Ordinary shares — The Company is authorized to issue 3,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 2,156,250 shares of Class B ordinary shares outstanding.

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

At June 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. As of December 31, 2021, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	1	$87,260,399	—	—

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2022, we had a net loss of $71,467, which primarily consists of general and administrative expenses of $193,269 and unrealized loss on investments held in trust account of $7,526, offset by interest earned on investments held in Trust Account of $129,328.

For the six months ended June 30, 2022, we had a net loss of $273,500, which primarily consists of general and administrative expenses of $421,399 and unrealized loss on investments held in trust account of $13,518, offset by interest earned on investments held in Trust Account of $161,417.

For the period from June 18, 2021 (inception) through June 30, 2021, we had a net loss of $3,360, which primarily consists of formation expenses.

Liquidity and Going Concern

As of June 30, 2022, the Company had $279,403 in its operating bank account, and working capital of $323,424.

The Company’s liquidity needs up to the closing of the IPO on January 21, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital. The Company’s management plans to continue its efforts to complete a Business Combination within the Combination Period after the closing of the Initial Public Offering.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain other financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have 12 months from the closing of the Initial Public Offering on January 21, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

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

Net Loss per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 9,095,975 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended June 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the period.

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

Item 1A.  Risk Factors.

Factors that could cause our actual results to differ materially from those in this Report include the risk factors described in (i) our final prospectus filed with the SEC for our IPO, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed on March 29, 2022, and (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed on May 13, 2022. As of the date of this Report, there have been no material changes to the risk factors disclosed in in the above-referenced filings except for the following:

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into business combinations with SPACs, and there are still many SPACs seeking targets for their initial business combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are a large number of SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even if we consummate an initial Business Combination prior to the 24-month anniversary of the effective date of the Registration Statement, as our charter currently contemplates, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to our initial Business Combination, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.10 per share, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 13, 2022. There has been no material change in the planned use of the proceeds from our IPO and the private placement as is described in the Company’s final prospectus related to our IPO.

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

Date: August 9, 2022	AIB ACQUISITION CORPORATION

	By:	/s/ Eric Chen
	Name:	Eric Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Gao
	Name:	Jie Gao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)