Form 10-Q
period 2022-09-30
AIB Acquisition Corp
filed 2022-11-14
CIK 1882963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022 there were 9,095,975 Class A ordinary shares, par value $0.0001 per share and 2,156,250 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AIB ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and For the Period from June 18, 2021 (Inception) Through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and For the Period from June 18, 2021 (Inception) Through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and For the Period from June 18, 2021 (Inception) Through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4 .	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

Signatures		23

i

Item 1. Interim Financial Statements

AIB ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$127,791	$45,370
Prepaid expenses - current	72,566	—
Due from related party	26,445	—
Total current assets	226,802	45,370

Prepaid expenses-noncurrent	4,941	—
Deferred offering costs	—	276,747
Investments held in Trust Account	87,719,945	—
TOTAL ASSETS	$87,951,688	$322,117
LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$58,733	$16,642
Accrued offering costs	—	31,252
Due to affiliate	—	272,500
Total current liabilities	58,733	320,394
LONG TERM LIABILITIES
Deferred underwriting fee	3,018,750	—
Total liabilities	3,077,483	320,394
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS A ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 8,625,000 shares at redemption value of $10.17 per share at September 30, 2022	87,719,945	—
SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 470,975 shares issued and outstanding at September 30, 2022	47	—
Class B ordinary shares; $0.0001 par value; 3,000,000 shares authorized; 2,156,250 shares issued and outstanding at September 30, 2022 and December 31, 2021 (1)	215	215
Additional paid-in capital	—	24,785
Accumulated deficit	(2,846,002)	(23,277)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	$(2,845,740)	$1,723
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ (DEFICIT) EQUITY	$87,951,688	$322,117

(1)	This number includes an aggregate of up to 281,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of December 31, 2021 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from June 18, 2021 (inception) through September 30,
	2022	2021	2022	2021

General and administrative expenses	$170,479	$1,939	$591,878	$5,299
Loss from operations	(170,479)	(1,939)	(591,878)	(5,299)

Other income:
Interest earned on investments held in Trust Account	436,655	—	598,072	—
Unrealized gain on investments held in Trust Account	22,891	—	9,373	—
Total other income	459,546	—	607,445	—

Net income (loss)	$289,067	$(1,939)	$15,567	$(5,299)

Weighted average shares of redeemable Class A ordinary shares outstanding, basic and diluted	8,625,000	—	7,961,538	—
Basic and diluted net income per share, Class A redeemable	$0.04	$—	$0.41	$—

Weighted average shares of non-redeemable Class A ordinary shares outstanding, basic and diluted	470,975	—	434,746	—
Basic and diluted net loss per share, Class A non-redeemable	$(0.02)	$—	$(1.25)	$—

Weighted average shares of Class B ordinary shares outstanding, basic and diluted (1)	2,156,250	1,875,000	2,156,250	1,875,000
Basic and diluted net loss per share, Class B	$(0.02)	$(0.00)	$(1.25)	$(0.00)

(1)	This number excludes an aggregate of up to 281,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of September 30, 2021 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total shareholders’
	Class A		Class B		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2021	—	$—	2,156,250	$215	$24,785	$(23,277)	$1,723
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	5,844,179	—	5,844,179
Sale of Private Units to insiders	388,750	39	—	—	3,887,461	—	3,887,500
Representative Shares Issuance	82,225	8	—	—	597,992	—	598,000
Excess Value of Unit Purchase Option	—	—	—	—	56,000	—	56,000
Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(10,410,417)	(2,230,847)	(12,641,264)
Net loss	—	—	—	—	—	(202,033)	(202,033)
Balance — March 31, 2022	470,975	47	2,156,250	215	—	(2,456,157)	(2,455,895)
Net loss	—	—	—	—	—	(71,467)	(71,467)
Balance — June 30, 2022	470,975	47	2,156,250	215	—	(2,527,624)	(2,527,362)
Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(607,445)	(607,445)
Net income	—	—	—	—	—	289,067	289,067
Balance — September 30, 2022	470,975	$47	2,156,250	$215	$—	$(2,846,002)	$(2,845,740)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021, AND FOR THE PERIOD FROM JUNE 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — June 18, 2021	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	—	—	2,156,250	215	24,785	—	25,000
Net loss	—	—	—	—	—	(3,360)	(3,360)
Balance — June 30, 2021	—	$—	2,156,250	$215	$24,785	$(3,360)	$21,640
Net income			—	—	—	(1,939)	(1,939)
Balance — September 30, 2021	—	$—	2,156,250	$215	$24,785	$(5,299)	$19,701

(1)	This number includes an aggregate of up to 281,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of September 30, 2021 (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from June 18, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$15,567	$(5,299)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(598,072)	—
Unrealized gain on investments held in Trust Account	(9,373)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(72,566)	—
Non-current prepaid expenses	(4,941)	—
Accounts payable and accrued expenses	42,091	3,649
Net cash used in operating activities	(627,294)	(1,650)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	$(87,112,500)	$—
Net cash used in investing activities	(87,112,500)	—

Cash Flows from Financing Activities:
Payment of offering costs	$(291,340)	$(102,828)
Proceeds from initial public offering, net of underwriters’ discount	84,525,000	—
Proceeds from private placement	3,861,055	—
Proceeds from notes payable - related party	—	225,000
Repayment of Sponsor loan	(272,500)	—
Net cash provided by financing activities	87,822,215	122,172

Net Change in Cash	82,421	120,522
Cash – Beginning of period	45,370	—
Cash – End of period	$127,791	$120,522

Non-cash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$3,018,750	$—
Deferred offering costs included in accrued offering costs	$—	$47,050
Deferred offering cost paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid by note payable – related party	$—	$37,500
Prepayment paid by note payable – related party	$—	$10,000
Increase in due from related party	$26,445	$—

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity from June 18, 2021 (inception) through September 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 18, 2022. On January 21, 2022, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the Class A ordinary shares (“Class A ordinary shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topis 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., Public Rights as defined in Note 7), the initial carrying value of the Public Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Because there is a possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities will trade on Nasdaq following the date of this prospectus, we may become a “covered corporation”.

Liquidity and Going Concern

As of September 30, 2022, the Company had $127,791 in its operating bank account, and working capital of $168,069.

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

We have 12 months from the closing of the Initial Public Offering on January 21, 2022 to consummate a Business Combination, unless further extended as permitted by our charter. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern”, management has determined that mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $127,791 and $45,370 in cash and did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2022, 8,625,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. There were no Class A ordinary shares subject to possible redemption outstanding as of December 31, 2021.

As of September 30, 2022, the shares of Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Fair value of Public Rights at issuance	(6,272,000)
Class A shares issuance costs	(5,506,764)
Plus:
Accretion of carrying value to redemption value	12,641,264
Class A ordinary shares subject to possible redemption, January 21, 2022	$87,112,500
Plus: Accretion of carrying value to redemption value	607,445
Class A ordinary shares subject to possible redemption, September 30, 2022	$87,719,945

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $5,941,695 which were charged against shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 9,095,975 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of shares.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(130,674)	$(7,136)	$(32,669)
Net loss including accretion of temporary equity to redemption value	459,546	—	—
Net income (loss)	$328,872	$(7,136)	$(32,669)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	8,625,000	470,975	2,156,250
Basic and diluted net income (loss) per share	$0.04	$(0.02)	$(0.02)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(9,983,968)	$(545,183)	$(2,703,991)
Accretion of temporary equity to redemption value	12,641,264	—	—
Net income including accretion of temporary equity to redemption value	607,445	—	—
Net income (loss)	$3,264,741	$(545,183)	$(2,703,991)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	7,961,538	434,746	2,156,250
Basic and diluted net income (loss) per share	$0.41	$(1.25)	$(1.25)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$—	$—	$(1,939)
Accretion of temporary equity to redemption value	—	—	—
Net loss including accretion of temporary equity to redemption value	—	—	—
Net loss	$—	$—	$(1,939)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	—	—	1,875,000
Basic and diluted net loss per share	$—	$—	$(0.00)

FOR THE PERIOD FROM JUNE 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$—	$—	$(5,299)
Accretion of temporary equity to redemption value	—	—	—
Net loss including accretion of temporary equity to redemption value	—	—	—
Net loss	$—	$—	$(5,299)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	—	—	1,875,000
Basic and diluted net loss per share	$—	$—	$(0.00)

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

Administrative Services Agreement

The Company intends to pay the Sponsor a fee of up to $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business combination or liquidation for office space and administrative services. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $84,000 fees for these services, respectively. For the three months ended September 30, 2021 and for the period from June 18, 2021 (Inception) through September 30, 2021, no amounts have been accrued under this agreement.

Promissory Note – Related Party

On July 30, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note is non-interest bearing. On January 21, 2022, the Note was repaid in full.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of September 30, 2022 and December 31 2021 there were no Working Capital Loans outstanding.

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

Due from Related Party

As of September 30, 2022, the Sponsor held $26,445 from the closing of the IPO that will be deposited as soon as practicable into the Company’s operating account.

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

Note 7 — Shareholders’ (Deficit) Equity

Preference Shares —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021 there were no preference shares issued or outstanding.

Class A Ordinary shares —The Company is authorized to issue 50,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 there were 470,975 shares of Class A ordinary shares outstanding (excluding 8,625,000 shares of Class A ordinary shares subject to possible redemption) and none were outstanding as of December 31, 2021.

Class B Ordinary shares — The Company is authorized to issue 3,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 2,156,250 shares of Class B ordinary shares outstanding.

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

At September 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. As of December 31, 2021, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	1	$87,719,945	—	—

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q (this “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $289,067, which primarily consists of interest earned on investments held in Trust Account of $436,655 and unrealized gain on investments held in trust account of $22,891, offset by general and administrative expenses of $170,479.

For the nine months ended September 30, 2022, we had a net income of $15,567, which primarily consists of interest earned on investments held in Trust Account of $598,072 and unrealized gain on investments held in trust account of $9,373, offset by general and administrative expenses of $591,878.

For the three months ended September 30, 2021, we had a net loss of $1,939, which primarily consists of formation expenses.

For the period from June 18, 2021 (inception) through September 30, 2021, we had a net loss of $5,299, which primarily consists of formation expenses.

Liquidity and Going Concern

As of September 30, 2022, the Company had $127,791 in its operating bank account, and working capital of $168,069.

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

We have 12 months from the closing of the Initial Public Offering on January 21, 2022 to consummate a Business Combination, unless further extended as permitted by our charter. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Net Loss per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 9,095,975 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Item 1A.  Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors previously disclosed in: (i) our final prospectus filed with the SEC for our IPO, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2022, (iii) our Quarterly Report on Form 10-Q for the period ended March 31, 2022, as filed with the SEC on May 13, 2022, and (iv) our Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 10, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our Chief Executive Officer, Eric Chen, a Canadian citizen, holds an approximate 65% interest in the Sponsor, and therefore we or our Sponsor may constitute a “foreign person” under CFIUS rules and regulations.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.10 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a description of the use of proceeds generated in our IPO and private placement, see Part II, Item 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022. There has been no material change in the planned use of the proceeds from our IPO and the private placement as is described in the Company’s final prospectus related to our IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2022	AIB ACQUISITION CORPORATION

	By:	/s/ Eric Chen
	Name:	Eric Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Gao
	Name:	Jie Gao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)