Form 10-K
period 2022-12-31
AIB Acquisition Corp
filed 2023-03-29
CIK 1882963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Stock Market was $86,549,816.5.

As of March 29, 2023, there were 1,472,277 Class A ordinary shares, par value $0.0001 per share, and 2,156,250 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●

“Combination Period” are to the 21-month period, from the closing of the initial public offering (as defined below) to October 21, 2023 (or such earlier date as determined by the board) as extended by the Extension Amendments (as defined below), unless further extended pursuant to our second amended and restated memorandum and articles of association (as defined below), that the Company has to consummate an initial business combination;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below), the transfer agent of our ordinary shares and the rights agent for our rights (as defined below);

●	“Conversion Units” are to the units (as defined below) issuable in connection with the Working Capital Note (as defined below) consisting of one Class A ordinary share and one right exchangeable into one-tenth of one Class A ordinary share;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Amendments” are to amendments to the second amended and restated memorandum and articles of association adopted at the Extraordinary Meeting (as defined below);
●	“Extension Funds” are to up to $450,000 to be deposited into the trust account in connection with the Extension Amendments;
●	“Extension Note” are to the unsecured promissory note in the aggregate amount of up to $450,000 issued by the sponsor (as defined below) to the Company in connection with the Extension Amendments;
●	“Extension Redemptions” are to the redemption of ordinary shares in connection with the Extension Amendments;

●	“Extraordinary Meeting” are to the extraordinary general meeting of shareholders of the Company held on January 18, 2023;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor the private placement and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 21, 2022;

●	“initial shareholders” are to our sponsor and other holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers;

●	“management” or our “management team” are to our officers and directors and any other advisors described in “Item 10. Directors, Executive Officers and Corporate Governance”;

●	“Maxim” are to Maxim Group LLC, the representative of the underwriters in our initial public offering;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of units that occurred simultaneously with the closing of our initial public offering;
●	“private placement units” are to the units issued to our sponsor in the private placement;
●	“private rights” are to the rights underlying the private units;

●	“private shares” are to the Class A ordinary shares underlying the private units;

●	“public rights” or “rights” are to our rights sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC (as defined below) on January 5, 2022 (File No. 333-260594), as amended and declared effective on January 18, 2022;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“second amended and restated memorandum and articles of association” are to our memorandum and articles of association in effect upon completion of our initial public offering, as amended;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to AIB LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $87,112,500 from the net proceeds of the sale of the units in the initial public offering and private units in the private placement was initially placed following the closing of the initial public offering and the exercise of the over-allotment option;

●	“trust agreement” are to the Investment Management Trust Agreement, dated January 18, 2022, by and between Continental and the Company governing the trust account; as amended on January 19, 2023, upon the shareholders’ approval of the Extension Amendments;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one public right;

●	“we,” “us,” “Company” or “our Company” are to AIB Acquisition Corporation;
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company;

●	“Working Capital Note” are to the promissory note we issued to our sponsor on January 23, 2023 in the principal amount of up to $500,000; and

●	“$”are to the United States dollar.

v

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting our initial business combination.

While we may pursue an initial business combination target in any business, industry or geographical location, we have focused and will continue to focus our search on businesses in the financial technology industries. Notwithstanding the foregoing, we will not pursue a target business that is headquartered in, or conducts a majority of its business in, China or Hong Kong. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

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

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 388,750 units to our sponsor and Maxim at a purchase price of $10.00 per private unit, generating gross proceeds of $3,887,500.

A total of $87,112,500, comprised of $83,225,000 of the proceeds from the initial public offering and $3,887,500 of the proceeds of the sale of the private units was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Eric Chen, our Chief Executive Officer, and Alex Hoerger, our Chairman of the Board. We must complete our initial business combination by October 21, 2023, the current end of our Combination Period. If our initial business combination is not consummated by the end of the Combination Period, then our existence will terminate, and we will distribute all amounts in the trust account.

Extension Amendments and Redemption

On January 18, 2023 we held the Extraordinary Meeting and approved, among other things, amendments to the second amended and restated memorandum and articles of association to (i) extend the date by which we must consummate an initial business combination from January 21, 2023 to October 21, 2023, and (ii) to permit the board, in its sole discretion, to elect to wind up our operations on an earlier date than October 21, 2023. In connection with the Extension Amendments, shareholders holding 7,623,698 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result of the Extension Redemption, an aggregate amount of $78,324,475.94 (approximately $10.27 per share) was removed from the trust account to pay such holders.

On January 20, 2023, in connection with the Extension Amendments, we issued the Extension Note, a promissory note in the aggregate principal amount of $450,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendments. The sponsor agreed to pay $50,000 (or $0.05 per public share not redeemed) per month that the board decides to take to complete an initial business combination, commencing on January 21, 2023 and continuing through October 21, 2023. On January 20, 2023, the first installment of the Extension Funds was deposited into the trust account. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of our liquidation.

Investment Criteria

Our management team has focused and will continue to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to help our potential business combination target scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we have used and will continue to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Middle-Market Growth Business. We primarily seek to acquire one or more growth businesses with a total enterprise value of between $225,000,000 and $375,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Companies in Business Segments that Are Strategically Significant. We seek to acquire businesses in sectors that are currently strategically significant., including accounting and expense management, blockchain, capital markets, digital banking and financial infrastructure, HR, payroll, and benefits, insurance, lending, payments, billing, and money transfer, personal finance, real estate, regulatory tech, and wealth management.

●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management team may deem relevant. We believe our management team’s extensive contacts, broad industry knowledge and highly regarded experience will yield a robust deal flow from which we may select a target. We seek to acquire the target on terms and in a manner that leverages our management team’s experience. The potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks designed to balance value creation with capital preservation. In the event that we decide to enter into an initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. In evaluating a prospective target business, we conduct a due diligence review which encompasses, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information that are made available to us.

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

Financial Position

With funds in the trust account of $10,627,356.01 available to use for a business combination as of March 27, 2023, assuming no further redemptions and before payment of (i) deferred underwriting fees and (ii) fees and expenses associated with our initial business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us. Furthermore, redemptions in connection with our initial business combination could reduce the amount of funds available to be used in connection with such business combinations.

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

We have up to 21 months from the closing of our initial public offering, or October 21, 2023, to consummate an initial business combination, subject to the sponsor depositing the Extension Funds into the trust account as set out below. . Pursuant to the terms of our second amended and restated memorandum and articles of association and the trust agreement, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $50,000 for each month of extension until October 21, 2023 that the board elects to take in its sole discretion. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. Assuming out board elects to utilize the full extension period through October 21, 2023, we expect the pro rata redemption price to be approximately $10.72 per Class A ordinary share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. Our principal means of identifying potential target businesses have been and may continue to be through the extensive contacts and relationships of our sponsor, initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. Target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses have been and may continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus in connection with our initial public offering or this Report and know what types of businesses we are targeting.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination has been and will continue to be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that are made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until the end of the Combination Period in order to be able to receive a pro rata share of the trust account. Our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial shareholders or their affiliates has purchased units or Class A ordinary shares in our initial public offering, or has since indicated any intention do so from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to have their shares redeemed, our officers, directors, sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial shareholders and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

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

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only up to 21 months from the closing of our initial public offering, or until October 21, 2023 to complete our initial business combination. If we are unable to complete our initial business combination within such Combination Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

Our initial shareholders have entered into the letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by the end of the Combination Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

If we do not consummate our initial business combination by the deadline set forth in our second amended and restated memorandum and articles of association, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $44,217 of proceeds held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.72 (assuming we utilize the full extension period through October 21, 2023). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.72. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we have access to up to $44,217 to pay any such potential claims (excluding up to $50,000 in interest accrued on funds in the trust account that can be used to pay for costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. As of December 31, 2022, the amount held outside the trust account was $44,217.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.72 per share to our public shareholders (assuming we utilize the full extension period through October 21, 2023). Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as a voidable performance. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination by the end of the Combination Period, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Second Amended and Restated Memorandum and Articles of Association

Our second amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the completion of our initial business combination. Our second amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our second amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering, or October 21, 2023, if we utilize the full extension period granted to consummate a business combination, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our second amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company;

●	if our initial business combination is not consummated by the end of the Combination Period (or by October 21, 2023), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our second amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 21 months from the closing of our initial public offering, or October 21, 2023, or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of the votes which are cast by holders of ordinary shares, voting as a single class, who, being present and entitled to vote at the general meeting our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our second amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by a majority of the ordinary shares voted by our shareholders at a duly held general meeting.

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

An Amendment to the Second Amended and Restated Memorandum and Articles of Association

On January 19, 2023, we filed an amendment to the second amended and restated memorandum and articles of association with the Cayman Islands Registrar of Companies, which extended the date by which the we have to consummate an initial business combination from January 21, 2023 to October 21, 2023, or such earlier date in the board’s sole discretion.

Competition

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (January 21, 2027), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.72 per share (assuming we utilize the full extension period through October 21, 2023);

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.72 per share (assuming we utilize the full extension period through October 21, 2023), or less than such amount in certain circumstances, on the liquidation of our trust account;

●

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 24-month anniversary of the effective date of our Registration Statement, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

●

we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;
●

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination; and

●	there is substantial doubt about our ability to continue as a “going concern”.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 10, 2022 and November 14, 2022, respectively and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on January 18, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Our units, public shares and public rights are each traded on Nasdaq under the symbols “AIBBU”, “AIB” and “AIBBR”, respectively. Our units commenced public trading on January 19, 2022, and our public shares and public rights commenced separate public trading on February 23, 2022.

(b)	Holders

On March 29, 2023, there were three holders of record of our units, two holders of record of our Class A ordinary shares and one holder of record of our rights.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5(f) of our Annual Report on Form 10-K for the year ended December 21, 2021, as filed with the SEC on March 29, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. Our specific investments in our trust account may change from time to time.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company formed for the purpose of effecting an initial business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, an initial business combination.

For the year ended December 31, 2022, we had a net income of $588,411, which primarily consists of interest earned on investments held in trust account of $1,383,127 and unrealized gain on investments held in trust account of $29,948, offset by general and administrative expenses of $824,664.

For the period June 18, 2021 (inception) through December 31, 2021, we had a net loss of $23,277, which primarily consists of formation expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had $44,217 in its operating bank account, and working capital deficit of $59,776.

Our liquidity needs up to the closing of the IPO on January 21, 2022 were satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

In order to finance transaction costs in connection with an initial business combination, our sponsor or an affiliate of our sponsor or certain of the our officers and directors may, but are not obligated to, provide us with Working Capital Loans. The management plans to continue its efforts to complete an initial business combination within the Combination Period.

On January 20, 2023, we issued the Extension Note, a promissory note in the aggregate principal amount of up to $450,000 to our sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each outstanding public share that was not redeemed in connection with the extension of the end of the Combination Period from January 21, 2023 to October 21, 2023. The sponsor has agreed to pay $50,000 per month that the board decides to take to complete an initial business combination into the trust account, which equates to approximately $0.05 per remaining public share, for each calendar month (commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof), for up to an aggregate of $450,000. On January 20, 2023, the first installment of the Extension Funds was deposited into the trust account.

On January 23, 2023, we issued the Working Capital Note, a promissory note in the principal amount of up to $500,000 to our sponsor. The Working Capital Note was issued in connection with advances our sponsor has made, and may make in the future, to us for working capital expenses. The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the election of our sponsor, up to $500,000 of the unpaid principal amount of the Working Capital Note may be converted into Conversion Units, each Conversion Unit consisting of one Class A ordinary share and one right exchangeable into one-tenth of one Class A ordinary share , equal to: (x) the portion of the principal amount of this Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by us to our sponsor in the private placement. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Note.

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

On January 19, 2023, upon the shareholders’ approval, we entered into an amendment to the trust agreement to extend the date by which we are required to consummate a business combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the board, in its sole discretion. As a result, we have up to 21 months from the closing of the initial public offering on January 21, 2022 to consummate an initial business combination, unless further extended as permitted by our second amended and restated memorandum and articles of association . It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

In connection with the our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Net Loss per Ordinary Share

We have two outstanding classes of shares, Class A ordinary shares and Class B ordinary shares. Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 9,095,975 Class A ordinary shares for which the outstanding public rights and private rights are exercisable were excluded from diluted earnings per share for the period ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the period.

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on June 18, 2021 (inception). Adoption of ASU 2020-06 did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Axel Hoerger	56	Chairman of Board
Eric Chen	48	Chief Executive Officer, Director
Jie Gao	39	Chief Financial Officer
David Adelman	58	Independent Director
Merry Tang	63	Independent Director
David Knower	61	Independent Director

The experience of our directors and executive officers is as follows:

Axel Hoerger has served as our Chairman of the Board since inception. He has been serving as the CEO of Petiole Asset Management, a small asset management firm in Switzerland that focuses on private equity investments for private families since June 2022. He served as CEO of Lombard International Assurance, Luxembourg from February 2016 to June 2020. He served as CEO UBS Deutschland AG and Head One Market Wealth Management Germany & Austria from 2011 to March 2015. From June 2010 to 2011, he served as CEO Wealth Management of UBS Deutschland AG. From 2009 to March 2010, he served as Head of Institutional Sales for Goldman Sachs Asset Management in EMEA. From 1994 to 2009, Mr. Hoerger served in various leadership positions at Goldman Sachs Investment Management. Mr. Hoerger received his Master of Business Administration from Johann Wolfgang Goethe University in 1993. We believe he is well qualified to serve on our board of directors due to his extensive experience in finance and investing.

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

David Adelman has served as one of our independent directors since January 2022, is an American lawyer, diplomat, and legislator. He is currently the Managing Director and the General Counsel of KraneShares since 2021. He was the United States Ambassador to the Republic of Singapore from 2010 to 2013 during the Obama-Biden Administration. He was a partner in the global law firm Reed Smith LLP working out of the firm’s New York office from 2015 to 2021. Mr. Adelman is a former Managing Director of Goldman Sachs from 2013 to 2015. He was a Georgia State Senator from 2002 to 2010. He is a Member of Board of Trustees of the National Committee on American Foreign Policy since 2020. He is an Independent Non-Executive Director of Noble Group Holdings since 2019, private equity firm Olympus Capital since 2019 and merchant bank Ion Pacific since 2018. Mr. Adelman is a Trustee of the National Committee on American Foreign Policy and a member of the Council on Foreign Relations and the Advisory Board of the Israel-Asia Center. He is an Adjunct Professor at New York University where he teaches international relations of the Asia-Pacific region at the graduate level. Mr. Adelman received his J.D. from Emory University in 1989 where he is a recipient of the Emory Medal. He earned an M.P.A from Georgia State University 1995 and B.A. from the University of Georgia in 1986. We believe he is well qualified to serve as the head of our compensation committee and on our board of directors due to his extensive experience in finance and investing.

Merry Tang has served as one of our directors since January 2022, has been an Independent Director and Audit Committee Chair for Ever-Glory International Group, Inc. (Nasdaq: EVK) since August 2011, China Sungery Co., Ltd. (Nasdaq: CSUN) from June 2008 to July 2017, and Jakroo, Inc. (OTC: JKRO) from October 2017 through November 2019. She has been the managing partner of GZTY CPA Group, LLC since February 2008 and the Senior Auditor of PricewaterhouseCoopers LLP from September 2004 to August 2006. From September 1996 to August 2004, she served as the Finance Manager at Lucent Technologies, Inc. and from May 1993 to September 1996, she was Assistant Director of Cash and Investment Division with the State Government of New York. Ms. Tang graduated from the Central University of Finance & Economics, Beijing, China with a bachelor’s degree in banking in 1983 and a master’s degree in finance in 1986, before going on to receive her master’s degree in accounting from the State University of New York at Albany in 1993. We believe she is well qualified to serve as the head of our audit committee and on our board of directors due to her extensive accounting and directorship experience.

David Knower has served as one of our independent directors since January 2022, has been a Partner and Head of Cerberus Deutschland Beteiligungsberatung GmbH since 2003. Prior to this, Mr. Knower was the Owner and Managing Director of Invenimus, an International Consulting Firm headquartered near Frankfurt, Germany. Before starting his own company, Mr. Knower worked at Procter & Gamble Co. for 11 years, where he started his professional career in Germany in 1986. After 9 years in Finance and Controlling positions, Mr. Knower spent two years managing the Procter & Gamble Germany Fine Fragrance business in Asia Pacific. Mr. Knower received two undergraduate degrees from the University of Massachusetts, (Economics, German) in 1983, as well as being named a Commonwealth Scholar. Mr. Knower received his MBA from the American Graduate School of International Management (Thunderbird), in 1985. Mr. Knower is Vice President and Executive Board Member of the American Chamber of Commerce in Germany, President of the American German Business Club in Frankfurt, Global Board Member Republicans Overseas, Board Member Aspen Institute, Board Member American Institute for Contemporary German Studies, Vice President of the Steuben-Schurz Gesellschaft, and Member of the Board of trustees of “The English Theatre”, in Frankfurt. We believe he is well qualified to serve on our board of directors due to his extensive experience in finance and investing.

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

Item 11. Executive Compensation.

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 3,628,527 ordinary shares, consisting of (i) 1,472,277 of our Class A ordinary shares and (ii) 2,156,250 of our Class B ordinary shares, issued and outstanding as of March 29, 2023. On all matters to be voted upon, except for the election or removal of directors of the board prior to an initial business combination when only Class B ordinary shares are entitled to vote, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class, unless otherwise required under applicable law. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
AIB LLC	345,625	23.5%	2,156,250	100%	68.9%
Eric Chen (2)	345,625	23.5%	2,156,250	100%	68.9%
Alex Hoerger	—	—	—	—	—
David Adelman	—	—	—	—	—
Merry Tang	—	—	—	—	—
David Knower	—	—	—	—	—
Jie Gao	—	—	—	—	—
All directors and officers as a group (6 individuals)	345,625	23.5%	2,156,250	100%	68.9%

Other 5% Shareholders
Saba Parties (3)	795,600	54.0%	—	—	21.9%
Hudson Parties (4)	650,000	44.1%	—	—	17.9%
Polar Asset Management Partners Inc. (5)	524,371	35.6%	—		14.5%
Glazer Parties (6)	842,451	57.2%	—	—	23.2%
Lighthouse Parties (7)	460,635	31.3%	—	—	12.7%
Feis Parties (8)	257,292	17.5%			7.1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 875 Third Avenue, Suite M204A, New York, New York 10022.

(2)	Represents shares held by our sponsor. Eric Chen, our Chief Executive Officer, who, has voting and dispositive power over the shares held by our sponsor. As such, Eric Chen may be deemed to beneficially own of the shares held by the sponsor.

(3)	According to a Schedule 13G/A filed on February 14, 2023 by (i) Saba Capital Management, L.P. (“Saba”), (ii) Boaz R. Weinstein (“Mr. Weinstein”), and (iii) Saba Capital Management GP, LLC (together with Saba and Mr. Weinstein, the “Saba Parties”). The number of public shares held by the Saba Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the reporting persons in connection with the Extension Amendments or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Saba Parties’ current beneficial ownership. The business address for each of the Saba Parties is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(4)	According to a Schedule 13G filed on February 6, 2023 by (i) Hudson Bay Capital Management LP (“Hudson”) and (ii) Sander Gerber (together with Hudson, the “Hudson Parties”). The number of public shares held by the Hudson Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Hudson Parties in connection with the Extension Amendments or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Hudson Parties’ current beneficial ownership. The business address for each of the Hudson Parties is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06930.

(5)	According to a Schedule 13G filed on February 9, 2023 by Polar Asset Management Partners Inc. (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the public shares directly held by PMSMF. The number of public shares held by Polar is reported as of December 31, 2022, which does not reflect any redemption of shares by Polar in connection with the Extension Amendments or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect Polar’s current beneficial ownership. The business address for Polar is 16 York Street, Suite 2909, Toronto, ON, Canada M5J 0E6.

(6)	According to a Schedule 13G filed on February 14, 2023 by Glazer Capital, LLC (“Glazer”) and Paul J. Glazer (together with Glazer, the “Glazer Parties”). The number of public shares held by the Glazer Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Glazer Parties in connection with the Extension Amendments or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Glazer Parties’ current beneficial ownership. The business address for each of the Glazer Parties is 250 West 55th Street, Suite 30A, New York, NY 10019.

(7)	According to a Schedule 13G filed on February 14, 2023 by (i) Lighthouse Investment Partners, LLC (“Lighthouse”), (ii) MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), (iii) MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”) and (iv)Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC (together with Lighthouse, MAP 136 and MAP 214, the “Lighthouse Parties”). The number of public shares held by the Lighthouse Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Lighthouse Parties in connection with the Extension Amendments or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Lighthouse Parties’ current beneficial ownership. The business address of each of the Lighthouse Parties is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, FL 33410.

(8)	According to a Schedule 13G/A filed on March 7, 2022 by (i) Feis Equities LLC (“Feis”) and (ii) Lawrence M. Feis (together with Feis, the “Feis Parties”). The number of public shares held by the Feis Parties is reported as of March 3, 2022, which does not reflect any redemption of shares by the Feis Parties in connection with the Extension Amendments or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Feis Parties’ current beneficial ownership. The business address of each of the Feis Parties is 20 North Wacker Drive Suite 2115, Chicago, Illinois 60606.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

 None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our sponsor paid $25,000 to cover certain of our offering costs in consideration for 1,437,500 founder shares. On September 13, 2021, we effected a share dividend of 0.5 shares for each Class B ordinary share outstanding, resulting in an aggregate of 2,156,250 founder shares outstanding.

Our sponsor purchased an aggregate of 345,625 private units for a purchase price of $10.00 per unit and Maxim, purchased 43,125 private units at a price of $10.00 per private unit, in the private placement. The private units (including the securities underlying the private units) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

We have entered into an administrative services agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 21 months, or until October 21, 2023, our sponsor will be paid up to $10,000 per month ($210,000 in the aggregate) for office space, administrative and support services and is entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On July 30, 2021, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “First Note”). This First Note became payable on initial public offering. The First Note is non-interest bearing. On January 21, 2022, the First Note was repaid in full.

On January 20, 2023, in connection with the Extension Amendments, we issued the Extension Note, a promissory note in the aggregate principal amount of $450,000 to the sponsor, pursuant to which the Extension Funds will be deposited into the trust account in monthly installments for the benefit of each public share that was not redeemed in connection with the Extension Amendments. The sponsor agreed to pay $50,000 (or $0.05 per public share not redeemed) per month that the board decides to take to complete an initial business combination, commencing on January 21, 2023 and continuing through October 21, 2023. On January 20, 2023, the first installment of the Extension Funds was deposited into the trust account. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of our liquidation.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Any such Working Capital Loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On January 23, 2023, we issued the Working Capital Note, a promissory note in the principal amount of up to $500,000 to our sponsor. The Working Capital Note was issued in connection with advances our sponsor has made, and may make in the future, to us for working capital expenses. The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the election of our sponsor, up to $500,000 of the unpaid principal amount of the Working Capital Note may be converted into Conversion Units, each Conversion Unit consisting of one Class A ordinary share and one right exchangeable into one-tenth of one Class A ordinary share , equal to: (x) the portion of the principal amount of this Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by us to our sponsor in the private placement. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Note.

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

We have entered into a registration rights agreement with respect to the founder shares, private units and units issued upon conversion of Working Capital Loans, such as the Conversion Units.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from June 18, 2021 (Inception) through December 31, 2021 totaled approximately $161,000 and $30,000, respectively. The aggregate fees of UHY related to audit services in connection with our initial public offering for the year ended December 31, 2022 and for the period from June 18, 2021 (Inception) through December 31, 2021 totaled approximately $0 and $80,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and for the period from June 18, 2021 (Inception) through December 31, 2021, we did not pay UHY any audit-related fees.

Tax Fees

We did not pay UHY for tax services, planning or advice for the year ended December 31, 2022 and for the period from June 18, 2021 (Inception) through December 31, 2021.

All Other Fees

We did not pay UHY for any other services for the year ended December 31, 2022 and for the period from June 18, 2021 (Inception) through December 31, 2021.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AIB Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AIB Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, shareholders’ (deficit) equity, and cash flows for the year ended December 31, 2022 and for the period from June 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from June 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue and it incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company’s cash and working capital as of December 31, 2022, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 29, 2023

Financial Statements:

AIB ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$44,217	$45,370
Prepaid expenses - current	67,963	—
TOTAL CURRENT ASSETS	112,180	45,370

Deferred offering costs	—	276,747
Investments held in Trust Account	88,525,575	—
TOTAL ASSETS	$88,637,755	$322,117
LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$130,491	$16,642
Accrued offering costs	—	31,252
Note payable - related party	—	272,500
Advance from related party	41,465	—
TOTAL CURRENT LIABILITIES	171,956	320,394
LONG TERM LIABILITIES
Deferred underwriting fee	3,018,750	—
TOTAL LIABILITIES	3,190,706	320,394
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS A ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 8,625,000 at redemption value of $10.26 per share at December 31, 2022	88,525,575	—
SHAREHOLDERS’ (DEFICIT) EQUITY
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 470,975 shares issued and outstanding at December 31, 2022	47	—
Class B ordinary shares; $0.0001 par value; 3,000,000 shares authorized; 2,156,250 shares issued and outstanding at December 31, 2022 and 2021 (1)	215	215
Additional paid-in capital	—	24,785
Accumulated deficit	(3,078,788)	(23,277)
TOTAL SHAREHOLDERS’ (DEFICIT) EQUITY	$(3,078,526)	$1,723
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ (DEFICIT) EQUITY	$88,637,755	$322,117

(1)	This number includes an aggregate of up to 281,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of December 31, 2021 (see Note 5).

The accompanying notes are an integral part of these financial statements.

AIB ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from June 18, 2021 (inception) through December 31,
	2022	2021

General and administrative expenses	$824,664	$23,277
Loss from operations	(824,664)	(23,277)

Other income:
Interest earned on investments held in Trust Account	1,383,127	—
Unrealized gain on investments held in Trust Account	29,948	—
Total other income	1,413,075	—

Net income (loss)	$588,411	$(23,277)

Weighted average shares of redeemable Class A ordinary shares outstanding, basic and diluted	8,128,767	—
Basic and diluted net income (loss) per share, Class A redeemable	$0.47	$—

Weighted average shares of non-redeemable Class A ordinary shares outstanding, basic and diluted	443,878	—
Basic and diluted net income (loss) per share, Class A non-redeemable	$(1.26)	$—

Weighted average shares of Class B ordinary shares outstanding, basic and diluted (1)	2,156,250	1,875,000
Basic and diluted net income (loss) per share, Class B	$(1.26)	$(0.01)

(1)	This number excludes an aggregate of up to 281,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of December 31, 2021(see Note 5).

The accompanying notes are an integral part of these financial statements.

AIB ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, June 18, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor (1)	—	—	2,156,250	215	24,785	—	25,000

Net loss	—	—	—	—	—	(23,277)	(23,277)

Balance — December 31, 2021	—	—	2,156,250	215	24,785	(23,277)	1,723

Proceeds from Initial Public Offering (net of offering costs)	—	—	—	—	5,844,179	—	5,844,179

Sale of Private Units	388,750	39	—	—	3,887,461	—	3,887,500

Representative Shares Issuance	82,225	8	—	—	597,992	—	598,000

Excess Value of Unit Purchase Option	—	—	—	—	56,000	—	56,000

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(10,410,417)	(2,230,847)	(12,641,264)

Subsequent accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(1,413,075)	(1,413,075)

Net income	—	—	—	—	—	588,411	588,411

Balance — December 31, 2022	470,975	$47	2,156,250	$215	$—	$(3,078,788)	$(3,078,526)

(1)	This number includes an aggregate of up to 281,250 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter as of December 31, 2021 (see Note 5).

The accompanying notes are an integral part of these financial statements.

AIB ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022	For the Period from June 18, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$588,411	$(23,277)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,383,127)	—
Unrealized gain on investments held in Trust Account	(29,948)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(67,963)	—
Accounts payable and accrued expenses	113,849	16,642
Net cash used in operating activities	(778,778)	(6,635)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(87,112,500)	—
Net cash used in investing activities	(87,112,500)	—

Cash Flows from Financing Activities:
Payment of offering costs	(291,340)	(172,995)
Proceeds from initial public offering, net of underwriters’ discount	84,525,000	—
Proceeds from private placement	3,861,055	—
Advances from related party	67,910	—
Proceeds from notes payable - related party	—	225,000
Repayment of Sponsor loan	(272,500)	—
Net cash provided by financing activities	87,890,125	52,005

Net Change in Cash	(1,153)	45,370
Cash – Beginning of period	45,370	—
Cash – End of period	$44,217	$45,370

Non-cash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$3,018,750	$—
Deferred offering costs included in accrued offering costs	$—	$31,252
Advance to related party offset against advance from related party	$26,445	$—
Deferred offering cost paid by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid by note payable – related party	$—	$47,500

The accompanying notes are an integral part of these financial statements.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

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

As of December 31, 2022, the Company had not commenced any operations. All activity from June 18, 2021 (inception) through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 18, 2022. On January 21, 2022, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the Class A ordinary shares (“Class A ordinary shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and Overallotment Units amounted to $5,941,695, consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees payable (which are held in the Trust Account (defined below)), $56,000 for the underwriter’s unit purchase option (see Note 6), $598,000 for the issuance of representative shares to the underwriters (see Note 7) and $543,945 of other costs. As described in Note 6, the $3,018,750 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

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

If the Company is unable to complete a Business Combination by January 21, 2023, 12 months from the closing of the IPO, or up to 21 months if extended (see Note 5), (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (i) its income and franchise taxes and (ii) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. On January 19, 2023, upon the shareholders’ approval of the Trust Amendment Proposal, the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated January 18, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”), to extend the date by which the Company would be required to consummate a business combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the board of directors of the Company (the “Board”), in its sole discretion (see Note 9).

On January 20, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to AIB LLC, a Delaware limited liability company, the Company’s sponsor (the “Extension Funds”), pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each outstanding Class A ordinary share of the Company (“Public Share”) that was not redeemed in connection with the extension of the Company’s termination date from January 21, 2023 to October 21, 2023. The sponsor has agreed to pay $50,000 per month (or $0.05 per public share not redeemed) that the Company decides to take to complete an initial business combination, commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $450,000. On January 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account (see Note 9). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the liquidation of the Company.

In connection with the shareholders’ vote at the extraordinary general meeting of shareholders. Shareholders holding 7,623,698 shares of the Company’s ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $78,324,476 (approximately $10.27 per share) was removed from the Trust Account to pay such holders (Note 9).

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

Liquidity and Going Concern

As of December 31, 2022, the Company had $44,217 in its operating bank account, and working capital deficit of $59,776.

The Company’s liquidity needs up to the closing of the IPO on January 21, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares.

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

On January 20, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to its sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each outstanding Public Share that was not redeemed in connection with the extension of the Company’s termination date from January 21, 2023 to October 21, 2023. The sponsor has agreed to pay $50,000 per month (or $0.05 per public share not redeemed) that the Company decides to take to complete an initial business combination, commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $450,000. On January 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account (see Note 9). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the liquidation of the Company.

On January 23, 2023, the Company, issued a promissory note (the “2023 Note”) in the principal amount of up to $500,000 to the Sponsor. The 2023 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The 2023 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the 2023 Note may be converted into units of the Company, each unit consisting of one Class A ordinary share of the Maker and one right exchangeable into one-tenth of one Class A ordinary share of the Company (the “Conversion Units”), equal to: (x) the portion of the principal amount of this 2023 Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in the private placement upon consummation of the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Note (see Note 9).

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

On January 19, 2023, upon the shareholders’ approval of the Trust Amendment Proposal, the Company entered into the Trust Amendment to extend the date by which the Company would be required to consummate a business combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the Board, in its sole discretion (see Note 9). As a result, we have up to 21 months from the closing of the Initial Public Offering on January 21, 2022 to consummate a Business Combination, unless further extended as permitted by our charter. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $44,217 and $45,370 in cash and did not have any cash equivalents as of December 31, 2022 and 2021, respectively.

Investments Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

The securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividends, interest earned, and unrealized gain on investments held in Trust Account in the accompanying statements of operations and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets for identical assets.

During the year ended December 31, 2022, interest earned from the Trust account amounted to $1,383,127 (including $624,913 accrued interest on investments purchased on October 27, 2022 maturing on January 26, 2023) of which $758,165 was reinvested and $49 was held in Cash in the Trust Account. $29,948 was also recognized as unrealized gain on investments held in the Trust account during the year ended December 31, 2022. There were no withdrawals made during the year ended December 31, 2022.

Class A Ordinary shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares sold in the IPO feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2022, 8,625,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. There were no Class A ordinary shares subject to possible redemption outstanding as of December 31, 2021.

As of December 31, 2022, the shares of Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Fair value of Public Rights at issuance	(6,272,000)
Class A shares issuance costs	(5,506,764)
Plus:
Accretion of carrying value to redemption value	12,641,264
Class A ordinary shares subject to possible redemption, January 21, 2022	$87,112,500
Plus: Subsequent accretion of carrying value to redemption value	1,413,075
Class A ordinary shares subject to possible redemption, December 31, 2022	$88,525,575

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $5,941,695 which were charged against shareholders’ deficit upon the completion of the IPO.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 9,095,975 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of shares.

FOR THE YEAR ENDED DECEMBER 31, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(10,202,485)	$(557,115)	$(2,706,328)
Accretion of temporary equity to redemption value	12,641,264	—	—
Net income including accretion of temporary equity to redemption value	1,413,075	—	—
Net income (loss)	$3,851,854	$(557,115)	$(2,706,328)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	8,128,767	443,878	2,156,250
Basic and diluted net income (loss) per share	$0.47	$(1.26)	$(1.26)

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

FOR THE PERIOD FROM JUNE 18, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$—	$—	$(23,277)
Accretion of temporary equity to redemption value	—	—	—
Net loss including accretion of temporary equity to redemption value	—	—	—
Net loss	$—	$—	$(23,277)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	—	—	1,875,000
Basic and diluted net loss per share	$—	$—	$(0.01)

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 30, 2021, the Sponsor purchased 1,437,500 Founder Shares for an aggregate price of $25,000. (See Note 7). On September 13, 2021, the Company effected a 0.5-for-1 split of the Company’s Class B ordinary shares, such that the Sponsor owned 2,156,250 Founder Shares. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B ordinary shares into an equal number of shares of Class A ordinary shares, subject to adjustment, at any time. The Initial Shareholders agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 281,250 Founder Shares are no longer subject to forfeiture.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

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

Administrative Services Agreement

The Company intends to pay the Sponsor a fee of up to $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business combination or liquidation for office space and administrative services. For the year ended December 31, 2022, the Company incurred and paid $114,000 fees for these services. For the period from June 18, 2021 (Inception) through December 31, 2021, no amounts have been accrued under this agreement.

Promissory Note – Related Party

On July 30, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to the First Note. The First Note is non-interest bearing. On January 21, 2022, the First Note was repaid in full.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Placement Units. As of December 31, 2022 and 2021 there were no Working Capital Loans outstanding.

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

On January 20, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor, the Company’s Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each outstanding Public Share that was not redeemed in connection with the extension of the Company’s termination date from January 21, 2023 to October 21, 2023 (see Note 9).

On January 23, 2023, the Company, issued the Third Note in the principal amount of up to $500,000 to the Sponsor. The Third Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses (see Note 9).

Advance from Related Party

As of December 31, 2022 the Sponsor have paid for expenses totaling $67,910 on behalf of the Company. Amounts due from the Sponsor amounting to $26,445 was offset against the advance. $41,465 is included in advance from related party on the balance sheet as of December 31, 2022.

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

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

NOTE 7 — SHAREHOLDERS’ (DEFICIT) EQUITY

Preference Shares —The Company is authorized to issue 1,000,000 shares of preference shares with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preference shares issued and outstanding.

Class A Ordinary shares —The Company is authorized to issue 50,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 there were 470,975 shares of Class A ordinary shares outstanding (excluding 8,625,000 shares of Class A ordinary shares subject to possible redemption) and none were outstanding as of December 31, 2021.

Class B Ordinary shares — The Company is authorized to issue 3,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 2,156,250 shares of Class B ordinary shares outstanding.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

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

At December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities. As of December 31, 2021, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	1	$88,525,575	—	—

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND FOR THE PERIOD FROM JUNE 18, 2021

(INCEPTION) THROUGH DECEMBER 31, 2021

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 19, 2023, upon the shareholders’ approval of the Trust Amendment Proposal, the Company entered into the Trust Amendment to the Investment Management Trust Agreement, dated January 18, 2022 (the “Trust Agreement”), by and between the Company and Continental, as trustee, to extend the date by which the Company would be required to consummate a business combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the Board, in its sole discretion.

On January 20, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to its sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each outstanding Public Share that was not redeemed in connection with the extension of the Company’s termination date from January 21, 2023 to October 21, 2023. The sponsor has agreed to pay $50,000 per month (or $0.05 per public share not redeemed) that the Company decides to take to complete an initial business combination, commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $450,000. On January 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account (see Note 9). The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial business combination, and (b) the date of the liquidation of the Company.

The Company will deposit $50,000 per month into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on January 21, 2023 and on the 21st day of each subsequent month) until October 21, 2023, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $450,000. On January 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account.

In connection with the shareholders’ vote at the extraordinary general meeting of shareholders held on January 18, 2023, shareholders holding 7,623,698 shares of the Company’s ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, $78,324,476 (approximately $10.27 per share) will be removed from the Trust Account to pay such holders.

On January 23, 2023, the Company issued the Third Note in the principal amount of up to $500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Note may be converted into units of the Company, each unit consisting of one Class A ordinary share of the Maker and one right exchangeable into one-tenth of one Class A ordinary share of the Company (the “Conversion Units”), equal to: (x) the portion of the principal amount of this Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in the private placement upon consummation of the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Note.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 18, 2022, by and between the Company and Maxim Group LLC. (4)
3.1	Second Amended and Restated Memorandum and Articles of Association. (2)
3.2	Amendment to the Second Amended and Restated Memorandum and Articles of Association of the Company. (6)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Rights Certificate. (2)
4.4	Rights Agreement, dated January 18, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (4)
4.5	Description of Registered Securities. (5)
10.1	Amended and Restated Promissory Note, dated December 31, 2021, issued to AIB LLC. (3)
10.2	Letter Agreement, dated January 18, 2022, by and among the Company, its officers and directors, and the Sponsor. (4)
10.3	Investment Management Trust Agreement, dated January 18, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.4	Registration Rights Agreement, dated January 18, 2022, by and among the Company and certain security holders. (4)
10.5	Securities Subscription Agreement, dated July 30, 2021, between the Registrant and AIB LLC. (1)
10.6	Maxim Unit Purchase Agreement, dated January 18, 2022, by and between the Company and Maxim. (4)
10.7	Sponsor Unit Purchase Agreement, dated January 18, 2022, by and between the Company and the Sponsor. (4)
10.8	Unit Purchase Option, dated January 21, 2022, issued by the Company to Maxim Partners LLC. (4)
10.9	Form of Indemnity Agreement (2)
10.10	Administrative Support Agreement, dated January 18, 2022, by and between the Company and the Sponsor. (4)
10.11	Amendment to the Investment Management Trust Agreement, dated as of January 19, 2023. (6)
10.12	Promissory Note issued to AIB LLC, dated January 20, 2023. (6)
10.13	Promissory Note issued to AIB LLC, dated January 23, 2023. (7)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-260594), filed with the SEC on October 29, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260594), filed with the SEC on November 22, 2021.
(3)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-260594), filed with the SEC on January 5, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2022.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2023	AIB ACQUISITION CORPORATION

	By:	/s/ Eric Chen
	Name:	Eric Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Chen	Chief Executive Officer and Director	March 29, 2023
Eric Chen	(Principal Executive Officer)

/s/ Axel Hoerger	Chairman of the Board	March 29, 2023
Axel Hoerger

/s/ Jie Gao	Chief Financial Officer	March 29, 2023
Jie Gao	(Principal Financial and Accounting Officer)

/s/ David Adelman	Independent Director	March 29, 2023
David Adelman

/s/ Merry Tang	Independent Director	March 29, 2023
Merry Tang

	Independent Director	March 29, 2023
David Knower