Form 10-Q
period 2023-03-31
AIB Acquisition Corp
filed 2023-05-15
CIK 1882963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 12, 2023, there were 1,472,277 Class A ordinary shares, par value $0.0001 per share and 2,156,250 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AIB ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements

AIB ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$520,466	$44,217
Prepaid expenses - current	105,639	67,963
Investments held in Trust Account - current	10,630,902	—
Total current assets	11,257,007	112,180

Investments held in Trust Account - non-current	—	88,525,575
TOTAL ASSETS	$11,257,007	$88,637,755
LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$205,995	$130,491
Promissory note - related party	150,000	—
Advance from related party	268,562	41,465
Convertible note - related party	500,000	—
Deferred underwriting fee - current	3,018,750	—
Total current liabilities	4,143,307	171,956
LONG TERM LIABILITIES
Deferred underwriting fee - non-current	—	3,018,750
TOTAL LIABILITIES	4,143,307	3,190,706
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS A ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 1,001,302 and 8,625,000 shares at redemption value of $10.62 and $10.26 per share at March 31, 2023 and December 31, 2022, respectively	10,630,902	88,525,575
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 470,975 shares issued and outstanding at March 31, 2023 and December 31, 2022	47	47
Class B ordinary shares; $0.0001 par value; 3,000,000 shares authorized; 2,156,250 shares issued and outstanding at March 31, 2023 and December 31, 2022	215	215
Additional paid-in capital	—	—
Accumulated deficit	(3,517,464)	(3,078,788)
TOTAL SHAREHOLDERS’ DEFICIT	$(3,517,202)	$(3,078,526)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$11,257,007	$88,637,755

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

General and administrative expenses	$288,676	$228,130
Loss from operations	(288,676)	(228,130)

Other income (expense):
Interest earned on investments held in Trust Account	276,729	32,089
Unrealized gain (loss) on investments held in Trust Account	3,074	(5,992)
Total other income, net	279,803	26,097

Net loss	$(8,873)	$(202,033)

Weighted average shares of redeemable Class A ordinary shares outstanding, basic and diluted	2,441,334	6,708,333
Basic and diluted net income (loss) per share, Class A redeemable	$0.09	$0.49

Weighted average shares of non-redeemable Class A ordinary shares outstanding, basic and diluted	470,975	366,314
Basic and diluted net income (loss) per share, Class A non-redeemable	$(0.09)	$(1.39)

Weighted average shares of Class B ordinary shares outstanding, basic and diluted	2,156,250	2,156,250
Basic and diluted net income (loss) per share, Class B	$(0.09)	$(1.39)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	470,975	$47	2,156,250	$215	$—	$(3,078,788)	$(3,078,526)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(429,803)	(429,803)

Net loss	—	—	—	—	—	(8,873)	(8,873)

Balance — March 31, 2023	470,975	$47	2,156,250	$215	$—	$(3,517,464)	$(3,517,202)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2021	—	$—	2,156,250	$215	$24,785	$(23,277)	$1,723

Proceeds from Initial Public Offering (net of offering costs)	—	—	—	—	5,844,179	—	5,844,179

Sale of Private Units	388,750	39	—	—	3,887,461	—	3,887,500

Representative Shares Issuance	82,225	8	—	—	597,992	—	598,000

Excess Value of Unit Purchase Option	—	—	—	—	56,000	—	56,000

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(10,410,417)	(2,230,847)	(12,641,264)

Net loss	—	—	—	—	—	(202,033)	(202,033)

Balance — March 31, 2022	470,975	$47	2,156,250	$215	—	$(2,456,157)	$(2,455,895)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net loss	$(8,873)	$(202,033)
Adjustments to reconcile loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(276,729)	(32,090)
Unrealized (gain) loss on investments held in Trust Account	(3,074)	5,992
Changes in operating assets and liabilities:
Due to affiliate	—	24,194
Prepaid expenses and other assets	(37,676)	(190,859)
Accounts payable and accrued expenses	75,504	47,259
Net cash used in operating activities	(250,848)	(347,537)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(150,000)	(87,112,500)
Cash withdrawn from Trust Account in connection with redemption	78,324,476	—
Net cash provided by (used in) investing activities	78,174,476	(87,112,500)

Cash Flows from Financing Activities:
Payment of offering costs	—	(291,340)
Proceeds from initial public offering, net of underwriters’ discount	—	84,525,000
Proceeds from private placement	—	3,861,055
Advances from related party	227,097	—
Proceeds from promissory note - related party	150,000	—
Proceeds from convertible promissory note - related party	500,000	—
Redemption of ordinary shares	(78,324,476)	—
Repayment of Sponsor loan	—	(272,500)
Net cash (used in) provided by financing activities	(77,447,379)	87,822,215

Net Change in Cash	476,249	362,178
Cash – Beginning of period	44,217	45,370
Cash – End of period	$520,466	$407,548

Non-cash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$3,018,750
Increase in due from related party	$—	$26,445

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity from June 18, 2021 (inception) through March 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 18, 2022. On January 21, 2022, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the Class A ordinary shares (“Class A ordinary shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 355,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, AIB LLC (the “Sponsor”), and Maxim Group, LLC (“Maxim”) generating gross proceeds of $3,550,000 which is described in Note 4.

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

On January 18, 2023 the Company held an extraordinary general meeting of shareholders (the “Meeting”) and approved, among other things, amendments to the second amended and restated memorandum and articles of association (the “Extension Amendment”) to (i) extend the date by which we must consummate an initial Business Combination from January 21, 2023 to October 21, 2023, and (ii) to permit the board of directors of the Company (the “Board”), in its sole discretion, to elect to wind up our operations on an earlier date than October 21, 2023. In connection with the Extension Amendments, shareholders holding 7,623,698 ordinary shares exercised their right to redeem such shares for a pro rata portion of the trust account. As a result of the Extension Redemption, an aggregate amount of $78,324,475.94 (approximately $10.27 per share) was removed from the Trust Account to pay such holders.

If the Company is unable to complete a Business Combination by October 21, 2023, the extended date (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (i) its income and franchise taxes and (ii) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares (as defined in Note 2) if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had $520,466 in its operating bank account, and working capital of $1,548, which excludes investments held in the trust account, the liability for convertible note and deferred underwriting fee.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $520,466 and $44,217 in cash and did not have any cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these trading securities are included in dividends, interest earned, and unrealized gain on investments held in Trust Account in the accompanying statements of operations and are automatically reinvested therefore are considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. The fair value for these trading securities are determined using quoted market prices in active markets for identical assets.

During the three months ended March 31, 2023, interest earned from the Trust Account amounted to $276,729 (including $83,639 accrued interest on investments purchased on January 26, 2023 maturing on April 27, 2023) of which $276,729 was reinvested and $0 was held in Cash in the Trust Account. $3,074 was also recognized as unrealized gain on investments held in the Trust Account during the three months ended March 31, 2023. There was $78,324,476 of withdrawal made during the three months ended March 31, 2023 in connection with the with the shareholders’ vote at the extraordinary general meeting of shareholders held on January 18, 2023, in which shareholders holding 7,623,698 shares of the Company’s ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account.

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

In connection with the Meeting held on January 18, 2023, shareholders holding 7,623,698 shares of the Company’s ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account.

Accordingly, on March 31, 2023 and December 31, 2022, 1,001,302 and 8,625,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

As of March 31, 2023 and December 31, 2022, the shares of Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Fair value of Public Rights at issuance	(6,272,000)
Class A shares issuance costs	(5,506,764)
Plus:
Accretion of carrying value to redemption value	14,054,339
Class A ordinary shares subject to possible redemption, December 31, 2022	$88,525,575
Less:
Redemption – January 18, 2023	(78,324,476)
Plus:
Accretion of carrying value to redemption value	429,803
Class A ordinary shares subject to possible redemption, March 31, 2023	$10,630,902

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $5,941,695 which were charged against shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 1,472,277 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of shares.

FOR THE THREE MONTHS ENDED MARCH 31, 2023
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(211,294)	$(40,762)	$(186,620)
Net loss including accretion of temporary equity to redemption value	429,803	—	—
Net income (loss)	$218,509	$(40,762)	$(186,620)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	2,441,334	470,975	2,156,250
Basic and diluted net income (loss) per share	$0.09	$(0.09)	$(0.09)

FOR THE THREE MONTHS ENDED MARCH 31, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(9,352,524)	$(510,702)	$(3,006,169)
Accretion of temporary equity to redemption value	12,641,264	—	—
Net income including accretion of temporary equity to redemption value	26,097	—	—
Net income (loss)	$3,314,837	$(510,702)	$(3,006,169)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	6,708,333	366,314	2,156,250
Basic and diluted net income (loss) per share	$0.49	$(1.39)	$(1.39)

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

In connection with the Meeting held on January 18, 2023, shareholders holding 7,623,698 shares of the Company’s ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account.

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

Note 5 — Related Party Transactions

Founder Shares

On July 30, 2021, the Sponsor purchased 1,437,500 Founder Shares for an aggregate price of $25,000 (See Note 7). On September 13, 2021, the Company effected a 0.5-for-1 split of the Company’s Class B ordinary shares, such that the Sponsor owned 2,156,250 Founder Shares. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B ordinary shares into an equal number of shares of Class A ordinary shares, subject to adjustment, at any time. The Initial Shareholders agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 281,250 Founder Shares are no longer subject to forfeiture.

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

Administrative Services Agreement

The Company intends to pay the Sponsor a fee of up to $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business combination or liquidation for office space and administrative services. For the three months ended March 31, 2023, the Company incurred and paid $30,000 fees for these services. For the three months ended March 31, 2022, $24,194 has been accrued under this agreement included in the due to related party balance on the balance sheet.

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

On January 23, 2023, the Company issued a Note in the principal amount of up to $500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Note may be converted into units of the Company, each unit consisting of one Class A ordinary share of the Maker and one right exchangeable into one-tenth of one Class A ordinary share of the Company (the “Conversion Units”), equal to: (x) the portion of the principal amount of this Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in the private placement upon consummation of the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Note.

As of March 31, 2023 and December 31, 2022, there was $500,000 and $0, related party loans outstanding, respectively.

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

As of March 31, 2023 and December 31, 2022, there was $150,000 and $0 Related Party Extension Loans outstanding, respectively.

Advance from Related Party

As of March 31, 2023, the Sponsor advanced $100,000 and has paid for expenses totaling $127,097 on behalf of the Company. As of December 31, 2022, the Sponsor has paid $67,910 on behalf of the Company. $268,562 and $41,465 are included in advance from related party on the balance sheets as of March 31, 2023 and December 31, 2022, respectively.

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

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares —The Company is authorized to issue 50,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 470,975 shares of Class A ordinary shares outstanding (excluding 1,001,302 and 8,625,000 shares of Class A ordinary shares subject to possible redemption, respectively).

Class B Ordinary shares — The Company is authorized to issue 3,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,156,250 shares of Class B ordinary shares outstanding.

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

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2023		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	1	$10,630,902	—	—

December 31, 2022		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Assets:	Level	(Level 1)	(Level 2)	(Level 3)
Investment held in Trust Account	1	$88,525,575	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued and determined that there have been no events that have occurred that would require adjustments to or disclosures in the financial statement, except as described below.

On May 11, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

Also on May 11, 2023, we received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”).

The Nasdaq rules provide us a compliance period of 180 calendar days in which to regain compliance. If at anytime during this compliance period our MVLS closes at $50 million or more and our MVPHS closes at $15 million or more for a minimum of ten consecutive business days, Nasdaq will confirm our compliance. Alternatively, the Company may consider applying for a transfer to The Nasdaq Capital Market, which generally requires a MVLS of $35 million and a MVPHS of $1 million.

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

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses (a “Business Combination”). We intend to effectuate our business combination using cash from the proceeds of our IPO and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $8,873, which primarily consists of general and administrative expenses of $288,676, offset by interest earned on investments held in trust account of $276,729 and unrealized gain on investments held in trust account of $3,074.

For the three months ended March 31, 2022, we had a net loss of $202,033, which primarily consists of unrealized loss on investments held in trust account of $5,992 and general and administrative expenses of $228,130 offset by interest earned on investments held in Trust Account of $32,089.

Liquidity and Going Concern

As of March 31, 2023, the Company had $520,466 in its operating bank account, and working capital of $1,548, which excludes investments held in the trust account, the liability for convertible note and deferred underwriting fee.

Our liquidity needs up to the closing of the IPO on January 21, 2022 were satisfied through proceeds from notes payable and advances from related party and from the issuance of common stock.

In order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. The management plans to continue its efforts to complete an initial Business Combination within the Combination Period.

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

On January 23, 2023, we issued the Working Capital Note, a promissory note in the principal amount of up to $500,000 to our sponsor. The Working Capital Note was issued in connection with advances our sponsor has made, and may make in the future, to us for working capital expenses. The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the date that our winding up is effective. At the election of our sponsor, up to $500,000 of the unpaid principal amount of the Working Capital Note may be converted into Conversion Units, each Conversion Unit consisting of one Class A ordinary share and one right exchangeable into one-tenth of one Class A ordinary share, equal to: (x) the portion of the principal amount of this Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by us to our sponsor in the private placement. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Note.

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

On January 19, 2023, upon the shareholders’ approval, we entered into an amendment to the Trust Agreement to extend the date by which we are required to consummate a Business Combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the Board, in its sole discretion. As a result, we have up to 21 months from the closing of the IPO on January 21, 2022 to consummate an initial Business Combination, unless further extended as permitted by our second amended and restated memorandum and articles of association. It is uncertain that we will be able to consummate an initial Business combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Net Loss per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 1,472,277 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended March 31, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary shares is the same as basic net income per ordinary share for the period.

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

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors previously disclosed in our (i) our final prospectus filed with the SEC for our IPO; (ii) Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021, as filed with the SEC on March 29, 2023 and on March 29, 2022, respectively; and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2022, June 30, 2022, and March 31, 2022, as filed with the SEC on November 14, 2022, August 10, 2022 and May 13, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Nasdaq may delist our securities from trading on its exchange prior to the Business Combination, which could limit investors’ ability to make transactions in our securities and subject it to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future and prior to the Business Combination. In order to continue listing our securities on Nasdaq Global Market prior to an initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum public float (generally $15 million).

On May 11, 2023, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

Also on May 11, 2023, we received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”).

The Nasdaq rules provide us a compliance period of 180 calendar days in which to regain compliance. If at anytime during this compliance period our MVLS closes at $50 million or more and our MVPHS closes at $15 million or more for a minimum of ten consecutive business days, Nasdaq will confirm our compliance. Alternatively, the Company may consider applying for a transfer to The Nasdaq Capital Market, which generally requires a MVLS of $35 million and a MVPHS of $1 million.

If Nasdaq delists our securities from trading on its exchange, and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	Our ability to complete an initial Business Combination with a target company contemplating a Nasdaq listing;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Ordinary Shares are “penny stock,” which will require brokers trading in our Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On January 18, 2023, we held the Meeting and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from January 21, 2023 (which was 12 months from the closing of the initial public offering) to October 21, 2023 (or such earlier date as determined by the Board). In connection with the Extension Amendment, shareholders holding 7,623,698 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $78,324,475.94, or approximately $10.27 per share to redeeming shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended March 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2023	7,623,698	$10.27	—	—

February 1 – February 28, 2023	—	—	—	—

March 1 – March 31, 2023	—	—	—	—

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

Date: May 12, 2023	AIB ACQUISITION CORPORATION

	By:	/s/ Eric Chen
	Name:	Eric Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Gao
	Name:	Jie Gao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)