Form 10-Q
period 2023-06-30
AIB Acquisition Corp
filed 2023-08-11
CIK 1882963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial business combination	AIBBU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	AIB	The Nasdaq Stock Market LLC
Rights, every ten (10) rights entitles the holder to receive one Class A Ordinary Share upon the consummation of an initial combination	AIBBR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of August 11, 2023, there were 1,472,277 Class A ordinary shares, par value $0.0001 per share and 2,156,250 of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

AIB ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements

AIB ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$131,567	$44,217
Prepaid expenses - current	78,315	67,963
Investments held in Trust Account - current	10,911,923	—
Total current assets	11,121,805	112,180

Investments held in Trust Account - non-current	—	88,525,575
TOTAL ASSETS	$11,121,805	$88,637,755
LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$325,897	$130,491
Promissory note - related party	300,000	—
Advance from related party	193,965	41,465
Convertible note - related party	500,000	—
Deferred underwriting fee - current	3,018,750	—
Total current liabilities	4,338,612	171,956
LONG TERM LIABILITIES
Deferred underwriting fee - non-current	—	3,018,750
TOTAL LIABILITIES	4,338,612	3,190,706

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS A ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 1,001,302 and 8,625,000 shares at redemption value of $10.89 and $10.26 per share at June 30, 2023 and December 31, 2022, respectively	10,911,923	88,525,575
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 470,975 shares issued and outstanding at June 30, 2023 and December 31, 2022	47	47
Class B ordinary shares; $0.0001 par value; 3,000,000 shares authorized; 2,156,250 shares issued and outstanding at June 30, 2023 and December 31, 2022	215	215
Additional paid-in capital	—	—
Accumulated deficit	(4,128,992)	(3,078,788)
TOTAL SHAREHOLDERS’ DEFICIT	$(4,128,730)	$(3,078,526)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$11,121,805	$88,637,755

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$461,528	$193,269	$750,204	$421,399
Loss from operations	(461,528)	(193,269)	(750,204)	(421,399)

Other income:
Interest earned on investments held in Trust Account	130,370	129,328	407,099	161,417
Unrealized gain (loss) on investments held in Trust Account	651	(7,526)	3,725	(13,518)
Total other income, net	131,021	121,802	410,824	147,899

Net loss	$(330,507)	$(71,467)	$(339,380)	$(273,500)

Weighted average shares of redeemable Class A ordinary shares outstanding, basic and diluted	1,001,302	8,625,000	1,717,340	7,624,309
Basic and diluted net income (loss) per share, Class A redeemable	$0.11	$(0.00)	$0.17	$0.40

Weighted average shares of non-redeemable Class A ordinary shares outstanding, basic and diluted	470,975	470,975	470,975	416,331
Basic and diluted net loss per share, Class A non-redeemable	$(0.17)	$(0.02)	$(0.24)	$(1.28)

Weighted average shares of Class B ordinary shares outstanding, basic and diluted	2,156,250	2,156,250	2,156,250	2,156,250
Basic and diluted net loss per share, Class B	$(0.17)	$(0.02)	$(0.24)	$(1.28)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	470,975	$47	2,156,250	$215	$—	$(3,078,788)	$(3,078,526)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(429,803)	(429,803)

Net loss	—	—	—	—	—	(8,873)	(8,873)

Balance — March 31, 2023	470,975	47	2,156,250	215	—	(3,517,464)	(3,517,202)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(281,021)	(281,021)

Net loss	—	—	—	—	—	(330,507)	(330,507)

Balance — June 30, 2023	470,975	$47	2,156,250	$215	$—	$(4,128,992)	$(4,128,730)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2021	—	$—	2,156,250	$215	$24,785	$(23,277)	$1,723

Proceeds from Initial Public Offering (net of offering costs)	—	—	—	—	5,844,179	—	5,844,179

Sale of Private Units	388,750	39	—	—	3,887,461	—	3,887,500

Representative Shares Issuance	82,225	8	—	—	597,992	—	598,000

Excess Value of Unit Purchase Option	—	—	—	—	56,000	—	56,000

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(10,410,417)	(2,230,847)	(12,641,264)

Net loss	—	—	—	—	—	(202,033)	(202,033)

Balance — March 31, 2022	470,975	47	2,156,250	215	—	(2,456,157)	(2,455,895)

Net loss	—	—	—	—	—	(71,467)	(71,467)

Balance — June 30, 2022	470,975	$47	2,156,250	$215	—	$(2,527,624)	$(2,527,362)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(339,380)	$(273,500)
Adjustments to reconcile loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(407,099)	(161,417)
Unrealized (gain) loss on investments held in Trust Account	(3,725)	13,518
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,352)	(88,567)
Non-current prepaid expenses	—	(20,065)
Accounts payable and accrued expenses	195,406	54,349
Net cash used in operating activities	(565,150)	(475,682)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(300,000)	(87,112,500)
Cash withdrawn from Trust Account in connection with redemption	78,324,476	—
Net cash provided by (used in) investing activities	78,024,476	(87,112,500)

Cash Flows from Financing Activities:
Payment of offering costs	—	(291,340)
Proceeds from initial public offering, net of underwriters’ discount	—	84,525,000
Proceeds from private placement	—	3,861,055
Advances from related party	254,598	—
Repayment of advances from related party	(102,098)	—
Proceeds from promissory note – related party	300,000	—
Proceeds from convertible promissory note – related party	500,000	—
Redemption of ordinary shares	(78,324,476)	—
Repayment of Sponsor loan	—	(272,500)
Net cash (used in) provided by financing activities	(77,371,976)	87,822,215

Net Change in Cash	87,350	234,033
Cash – Beginning of period	44,217	45,370
Cash – End of period	$131,567	$279,403

Non-cash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$3,018,750
Increase in due from related party	$—	$26,445

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity from June 18, 2021 (inception) through June 30, 2023, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 18, 2022. On January 21, 2022, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the Class A ordinary shares (“Class A ordinary shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 355,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, AIB LLC (the “Sponsor”), and Maxim Group, LLC (“Maxim”) generating gross proceeds of $3,550,000 which is described in Note 4.

Simultaneously with the closing of the IPO and the sale of the Private Placement Units, the Company consummated the closing of the sale of 1,125,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $11,250,000. Simultaneously with the exercise of the Overallotment Units, the Company consummated the private placement of an additional 33,750 Private Placement Units to the Sponsor and Maxim, generating gross proceeds of $337,500.

Offering costs for the IPO and Overallotment Units amounted to $5,941,695, consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees payable (which are held in a trust account (the “Trust Account”)), $56,000 for the underwriter’s unit purchase option (see Note 6), $598,000 for the issuance of representative shares to the underwriters (see Note 7) and $543,945 of other costs. As described in Note 6, the $3,018,750 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

Following the closing of the IPO and Overallotment Units, $87,112,500 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, Overallotment Units, and the Private Placement Units were placed in the trust account. The amounts placed in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 2) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

If the Company is unable to complete a Business Combination by October 21, 2023, the extended date (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (i) its income and franchise taxes and (ii) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On January 20, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor (the “Extension Funds”), pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the extension of the Company’s termination date from January 21, 2023 to October 21, 2023. The Sponsor has agreed to pay $50,000 per month (or $0.05 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination, commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $450,000. On January 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

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

The notifications received have no immediate effect on the Company’s Nasdaq listing. The Nasdaq Listing Rules provide the Company a compliance period of 180 calendar days in which to regain compliance. If at any time during this compliance period, the Company’s MVLS closes at $50 million or more and the Company’s MVPHS closes at $15 million or more for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance.

The Company intends to monitor the market value of the Company’s listed securities and may, if appropriate, consider available options to regain compliance with the MVLS and MVPHS Requirements.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $131,567 in its operating bank account, and working capital deficit of $609,980, which excludes investments held in the Trust Account, the liability for convertible note and deferred underwriting fee.

The Company’s liquidity needs up to the closing of the IPO on January 21, 2022 had been satisfied through proceeds from notes payable and advances from related party and from the issuance of ordinary shares.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital. The Company’s management plans to continue its efforts to complete a Business Combination within the Combination Period after the closing of the IPO.

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

On January 19, 2023, upon the shareholders’ approval of the Trust Amendment Proposal, the Company entered into the Trust Amendment to extend the date by which the Company would be required to consummate a Business Combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the Board, in its sole discretion. As a result, we have up to 21 months from the closing of the IPO on January 21, 2022 to consummate a Business Combination, unless further extended as permitted by our charter. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $131,567 and $44,217 in cash and did not have any cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these trading securities are included in dividends, interest earned, and unrealized gain on investments held in Trust Account in the accompanying statements of operations and are automatically reinvested therefore are considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. The fair value for these trading securities are determined using quoted market prices in active markets for identical assets.

During the six months ended June 30, 2023, interest earned from the Trust Account amounted to $407,099 (including $94,596 accrued interest on investments purchased on April 27, 2023 maturing on July 27, 2023) of which $407,099 was reinvested and $0 was held in Cash in the Trust Account. $3,725 was also recognized as unrealized gain on investments held in the Trust Account during the six months ended June 30, 2023. There was $78,324,476 of withdrawal made during the six months ended June 30, 2023 in connection with the with the shareholders’ vote at the Meeting, in which shareholders holding 7,623,698 shares of the Company’s ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account.

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

Accordingly, on June 30, 2023 and December 31, 2022, 1,001,302 and 8,625,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

As of June 30, 2023 and December 31, 2022, the shares of Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Fair value of Public Rights at issuance	(6,272,000)
Class A shares issuance costs	(5,506,764)
Plus:
Accretion of carrying value to redemption value	14,054,339
Class A ordinary shares subject to possible redemption, December 31, 2022	88,525,575
Less:
Redemption – January 18, 2023	(78,324,476)
Plus:
Accretion of carrying value to redemption value	710,824
Class A ordinary shares subject to possible redemption, June 30, 2023	$10,911,923

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $5,941,695 which were charged against shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There is currently no taxation imposed by the Government of the Cayman Islands. The Company has no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) Per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 1,472,277 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of shares.

FOR THE THREE MONTHS ENDED JUNE 30, 2023
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(168,753)	$(79,375)	$(363,400)
Net loss including accretion of temporary equity to redemption value	281,021	—	—
Net income (loss)	$112,268	$(79,375)	$(363,400)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	1,001,302	470,975	2,156,250
Basic and diluted net income (loss) per share	$0.11	$(0.17)	$(0.17)

FOR THE SIX MONTHS ENDED JUNE 30, 2023
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(415,130)	$(113,847)	$(521,227)
Net loss including accretion of temporary equity to redemption value	710,824	—	—
Net income (loss)	$295,694	$(113,847)	$(521,227)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	1,717,340	470,975	2,156,250
Basic and diluted net income (loss) per share	$0.17	$(0.24)	$(0.24)

FOR THE THREE MONTHS ENDED JUNE 30, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(148,144)	$(8,089)	$(37,036)
Net loss including accretion of temporary equity to redemption value	121,802	—	—
Net loss	$(26,342)	$(8,089)	$(37,036)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	8,625,000	470,975	2,156,250
Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.02)

FOR THE SIX MONTHS ENDED JUNE 30, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(9,767,074)	$(533,339)	$(2,762,250)
Accretion of temporary equity to redemption value	12,641,264	—	—
Net income including accretion of temporary equity to redemption value	147,899	—	—
Net income (loss)	$3,022,089	$(533,339)	$(2,762,250)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	7,624,309	416,331	2,156,250
Basic and diluted net income (loss) per share	$0.40	$(1.28)	$(1.28)

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

Administrative Services Agreement

The Company intends to pay the Sponsor a fee of up to $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business combination or liquidation for office space and administrative services. For the three and six months ended June 30, 2023, the Company incurred $30,000 and $60,000 fees for these services, respectively, of which $10,000 of such fees is included in advance from related party in the accompanying balance sheet as of June 30, 2023 For the three and six months ended June 30, 2022, the Company incurred and paid $30,000 and $54,000 fees for these services, respectively.

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

On January 23, 2023, the Company issued a Note in the principal amount of up to $500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Note may be converted into Units of the Company, each unit consisting of one Class A ordinary share of the Maker and one right exchangeable into one-tenth of one Class A ordinary share of the Company (the “Conversion Units”), equal to: (x) the portion of the principal amount of this Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of Units. The Conversion Units are identical to the units issued by the Company to the Sponsor in the private placement upon consummation of the Company’s IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Note.

As of June 30, 2023 and December 31, 2022, there was $500,000 and $0, related party loans outstanding, respectively.

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

As of June 30, 2023 and December 31, 2022, there was $300,000 and $0 Related Party Extension Loans outstanding, respectively.

Advance from Related Party

As of June 30, 2023, the Sponsor advanced $100,000, has paid for expenses totaling $144,597 on behalf of the Company of which $102,097 has been repaid and is owed a total of $10,000 for administrative support services. As of December 31, 2022, the Sponsor has paid $67,910 on behalf of the Company. $193,965 and $41,465 are included in advance from related party on the balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

Right of First Refusal

Subject to certain conditions, the Company granted Maxim, for a period beginning on the closing of the IPO and ending 18 months after the date of the consummation of a Business Combination, a right of first refusal to act as lead left book-running managing underwriter with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity, convertible and debt offerings for the Company or any of the Company’s successors or subsidiaries. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the IPO.

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

The Company accounted for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to shareholders’ deficit. The Company estimated the fair value of Unit Purchase Option to be $56,000 based a binomial model.

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares —The Company is authorized to issue 50,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 470,975 shares of Class A ordinary shares outstanding (excluding 1,001,302 and 8,625,000 shares of Class A ordinary shares subject to possible redemption, respectively).

Class B Ordinary shares — The Company is authorized to issue 3,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,156,250 shares of Class B ordinary shares outstanding.

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

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$10,911,923	—	—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in Trust Account	1	$88,525,575	—	—

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

Overview

We are a blank check company formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our IPO and the sale of the placement units that occurred simultaneously with the completion of our IPO, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net loss of $330,507, which primarily consists of general and administrative expenses of $461,528, offset by interest earned on investments held in the Trust Account of $130,370 and unrealized gain on investments held in the Trust Account of $651.

For the three months ended June 30, 2022, we had a net loss of $71,467, which primarily consists of general and administrative expenses of $193,269 and unrealized loss on investments held in the Trust Account of $7,526, offset by interest earned on investments held in the Trust Account of $129,328.

For the six months ended June 30, 2023, we had a net loss of $339,380, which primarily consists of general and administrative expenses of $750,204, offset by interest earned on investments held in the Trust Account of $407,099 and unrealized gain on investments held in the Trust Account of $3,725.

For the six months ended June 30, 2022, we had a net loss of $273,500, which primarily consists of general and administrative expenses of $421,399 and unrealized loss on investments held in the Trust Account of $13,518, offset by interest earned on investments held in the Trust Account of $161,417.

Liquidity and Going Concern

As of June 30, 2023, the Company had $131,567 in its operating bank account, and working capital of $609,980, which excludes investments held in the Trust Account, the liability for convertible note and deferred underwriting fee.

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

On January 20, 2023, we issued the Extension Note, a promissory note in the aggregate principal amount of up to $450,000 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each outstanding Public Share that was not redeemed in connection with the extension of the end of the Combination Period from January 21, 2023 to October 21, 2023. The Sponsor has agreed to pay $50,000 per month that the Board decides to take to complete an initial Business Combination into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof), for up to an aggregate of $450,000. On January 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account. As of June 30, 2023, $300,000 had been deposited into the Trust Account.

On January 23, 2023, we issued the Working Capital Note, a promissory note in the principal amount of up to $500,000 to the Sponsor. The Working Capital Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Working Capital Note may be converted into Conversion Units, each Conversion Unit consisting of one Class A ordinary share and one right exchangeable into one-tenth of one Class A ordinary share, equal to: (x) the portion of the principal amount of this Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by us to the Sponsor in the private placement. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Note. As of June 30, 2023, there was an outstanding balance of $500,000 on the Working Capital Note.

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

Net Loss per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 1,472,277 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended June 30, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary share for the period.

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

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. As of the date of this Report, other than as set forth below, there have been no material changes to the risk factors previously disclosed in our (i) our final prospectus filed with the SEC for our IPO; (ii) Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021, as filed with the SEC on March 29, 2023 and on March 29, 2022, respectively; and (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, September 30, 2022, June 30, 2022, March 31, 2022, as filed with the SEC on May 15, 2023, November 14, 2022, August 10, 2022 and May 13, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such initial Business Combination.

On August 16, 2022, the IR Act became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on The Nasdaq Stock Market LLC, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” were issued.

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

None.

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

Date: August 11, 2023	AIB ACQUISITION CORPORATION

	By:	/s/ Eric Chen
	Name:	Eric Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Gao
	Name:	Jie Gao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)