Form 10-Q
period 2023-09-30
AIB Acquisition Corp
filed 2023-11-14
CIK 1882963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, there were 3,612,025 Class A ordinary shares, par value $0.0001 per share and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

AIB ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements

AIB ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$32,404	$44,217
Prepaid expenses - current	43,490	67,963
Total current assets	75,894	112,180

Investments held in the Trust Account - non-current	11,154,582	88,525,575
TOTAL ASSETS	$11,230,476	$88,637,755
LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$419,830	$130,491
Promissory note - related party	450,000	—
Advance from related party	191,554	41,465
Convertible note - related party	500,000	—
Total current liabilities	1,561,384	171,956
LONG TERM LIABILITIES
Deferred underwriting fee - non-current	3,018,750	3,018,750
TOTAL LIABILITIES	4,580,134	3,190,706

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS A ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 1,001,302 and 8,625,000 shares at redemption value of $11.14 and $10.26 per share at September 30, 2023 and December 31, 2022, respectively	11,154,582	88,525,575
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 470,975 shares issued and outstanding at September 30, 2023 and December 31, 2022	47	47
Class B ordinary shares; $0.0001 par value; 3,000,000 shares authorized; 2,156,250 shares issued and outstanding at September 30, 2023 and December 31, 2022	215	215
Additional paid-in capital	—	—
Accumulated deficit	(4,504,502)	(3,078,788)
TOTAL SHAREHOLDERS’ DEFICIT	(4,504,240)	(3,078,526)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$11,230,476	$88,637,755

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$225,510	$170,479	$975,714	$591,878
Loss from operations	(225,510)	(170,479)	(975,714)	(591,878)

Other income:
Interest earned on investments held in the Trust Account	96,384	436,655	503,483	598,072
Unrealized (loss) gain on investments held in the Trust Account	(3,725)	22,891	—	9,373
Total other income, net	92,659	459,546	503,483	607,445

Net (loss) income	$(132,851)	$289,067	$(472,231)	$15,567

Weighted average shares of redeemable Class A ordinary shares outstanding, basic and diluted	1,001,302	8,625,000	1,476,038	7,961,538
Basic and diluted net income per share, Class A redeemable	$0.14	$0.04	$0.30	$0.41

Weighted average shares of non-redeemable Class A ordinary shares outstanding, basic and diluted	470,975	470,975	470,975	434,746
Basic and diluted net loss per share, Class A non-redeemable	$(0.10)	$(0.02)	$(0.35)	$(1.25)

Weighted average shares of Class B ordinary shares outstanding, basic and diluted	2,156,250	2,156,250	2,156,250	2,156,250
Basic and diluted net loss per share, Class B	$(0.10)	$(0.02)	$(0.35)	$(1.25)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	470,975	$47	2,156,250	$215	$—	$(3,078,788)	$(3,078,526)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(429,803)	(429,803)

Net loss	—	—	—	—	—	(8,873)	(8,873)

Balance — March 31, 2023	470,975	47	2,156,250	215	—	(3,517,464)	(3,517,202)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(281,021)	(281,021)

Net loss	—	—	—	—	—	(330,507)	(330,507)

Balance — June 30, 2023	470,975	$47	2,156,250	$215	$—	$(4,128,992)	$(4,128,730)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(242,659)	(242,659)

Net loss	—	—	—	—	—	(132,851)	(132,851)

Balance — September 30, 2023	470,975	$47	2,156,250	$215	$—	$(4,504,502)	$(4,504,240)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total shareholders’
	Class A		Class B		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2021	—	$—	2,156,250	$215	$24,785	$(23,277)	$1,723
Proceeds from Initial Public Offering (net of offering costs)	—	—	—	—	5,844,179	—	5,844,179
Sale of Private Units	388,750	39	—	—	3,887,461	—	3,887,500
Representative Shares Issuance	82,225	8	—	—	597,992	—	598,000
Excess Value of Unit Purchase Option	—	—	—	—	56,000	—	56,000
Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(10,410,417)	(2,230,847)	(12,641,264)
Net loss	—	—	—	—	—	(202,033)	(202,033)
Balance — March 31, 2022	470,975	47	2,156,250	215	—	(2,456,157)	(2,455,895)
Net loss	—	—	—	—	—	(71,467)	(71,467)
Balance — June 30, 2022	470,975	47	2,156,250	215	—	(2,527,624)	(2,527,362)
Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(607,445)	(607,445)
Net income	—	—	—	—	—	289,067	289,067
Balance — September 30, 2022	470,975	$47	2,156,250	$215	$—	$(2,846,002)	$(2,845,740)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(472,231)	$15,567
Adjustments to reconcile (loss) income to net cash used in operating activities:
Interest earned on investments held in the Trust Account	(503,483)	(598,072)
Unrealized loss on investments held in the Trust Account	—	(9,373)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	24,473	(72,566)
Non-current prepaid expenses	—	(4,941)
Accounts payable and accrued expenses	289,339	42,091
Net cash used in operating activities	(661,902)	(627,294)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(450,000)	(87,112,500)
Cash withdrawn from Trust Account in connection with redemption	78,324,476	—
Net cash provided by (used in) investing activities	77,874,476	(87,112,500)

Cash Flows from Financing Activities:
Payment of offering costs	—	(291,340)
Proceeds from initial public offering, net of underwriters’ discount	—	84,525,000
Proceeds from private placement	—	3,861,055
Advances from related party	255,467	—
Repayment of advances from related party	(105,378)	—
Proceeds from promissory note – related party	450,000	—
Proceeds from convertible promissory note – related party	500,000	—
Redemption of ordinary shares	(78,324,476)	—
Repayment of Sponsor loan	—	(272,500)
Net cash (used in) provided by financing activities	(77,224,387)	87,822,215

Net Change in Cash	(11,813)	82,421
Cash – Beginning of period	44,217	45,370
Cash – End of period	$32,404	$127,791

Non-cash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$3,018,750
Accretion for Class A ordinary shares to redemption amount	$953,483	$87,719,945
Increase in due from related party	$—	$26,445

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity from June 18, 2021 (inception) through September 30, 2023, relates to the Company’s formation and initial public offering (“IPO”), which is described below and, since the IPO, the search for a prospective Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on January 18, 2022. On January 21, 2022, the Company consummated the IPO of 7,500,000 units (“Units”) with respect to the Class A ordinary shares (“Class A Ordinary Shares”) included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $75,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO and Overallotment Units amounted to $5,941,695, consisting of $1,725,000 of underwriting fees, Offering costs for the IPO and Overallotment Units amounted to $5,941,695, consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees payable (which are held in a trust account (the “Trust Account”)), $56,000 for the underwriter’s unit purchase option (see Note 6), $598,000 for the issuance of representative shares to the underwriters, and $543,945 of other costs. As described in Note 6, the $3,018,750 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement.

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

On January 18, 2023 the Company held an extraordinary general meeting of shareholders (the “First Extension Meeting”) and approved, among other things, amendments to the second amended and restated memorandum and articles of association (the “First Extension Amendment”) to (i) extend the date by which we must consummate an initial Business Combination from January 21, 2023 to October 21, 2023, and (ii) to permit the board of directors of the Company (the “Board”), in its sole discretion, to elect to wind up our operations on an earlier date than October 21, 2023. In connection with the First Extension Amendment, shareholders holding 7,623,698 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account (the "First Extension Redemption”). As a result of the First Extension Redemption, an aggregate amount of $78,324,475.94 (approximately $10.27 per share) was removed from the Trust Account to pay such holders.

On January 19, 2023, upon the shareholders’ approval of the trust amendment proposal (the “Trust Amendment Proposal”), the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated January 18, 2022 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”), to extend the date by which the Company would be required to consummate a Business Combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the Board, in its sole discretion.

On January 20, 2023, the Company issued a promissory note (the “First Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor (the “First Extension Funds”), pursuant to which the First Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the extension of the Company’s termination date from January 21, 2023 to October 21, 2023. The Sponsor has agreed to pay $50,000 per month (or $0.05 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination, commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $450,000. On January 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

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

On September 25, 2023, the Company received a deficiency letter from the Staff of the Nasdaq notifying the Company that the Company’s Public Holders were below the 400 Public Holders minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Public Holders Requirement”).

The notifications received have no immediate effect on the Company’s Nasdaq listing. The Nasdaq rules provide the Company 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance.

On October 18, 2023, the Company issued an aggregate of 2,156,249 Class A Ordinary Shares, to the Sponsor of the Company, upon the conversion (the “Conversion”) of an equal number of the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), held by the Sponsor (see Note 9).

The 2,156,249 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s IPO (see Note 9).

On October 19, 2023, the Company held an extraordinary general meeting of shareholders in lieu of an annual meeting of shareholders (the “Second Extension Meeting”) and approved, among other things, amendment to the second amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from October 21, 2023 to January 21, 2025, or such earlier date as determined by the board of directors (the “Second Extension Amendment”). In connection with the Second Extension Amendment, shareholders holding 16,501 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, $185,030 (approximately $11.21 per share) will be removed from the Trust Account to pay such holders.

In connection with the Second Extension Amendment, on October 19, 2023, the Company issued a promissory note (the “Second Extension Note”) in the aggregate principal amount of up to $750,000 to the Sponsor (the “Second Extension Funds”), pursuant to which the Second Extension Funds will be deposited into the Company’s Trust Account for the benefit of each outstanding Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from October 21, 2023 to January 21, 2025.

The Company will deposit $50,000 per month into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on October 21, 2023 and on the 21st day of each subsequent month) until January 21, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $750,000. On October 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account. After such funding, the Trust Account contains approximately $11.26 per remaining Public Share outstanding (See Note 9).

If the Company is unable to complete a Business Combination by January 21, 2025, the extended date (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (i) its income and franchise taxes and (ii) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s Board, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Risks and Uncertainties

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Liquidity and Going Concern

As of September 30, 2023, the Company had $32,404 in its operating bank account and working capital deficit of $985,490, which excludes investments held in the Trust Account, the liability for convertible note and deferred underwriting fee.

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

On January 19, 2023, upon the shareholders’ approval of the Trust Amendment Proposal, the Company entered into the Trust Amendment to extend the date by which the Company would be required to consummate a Business Combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the Board, in its sole discretion. Subsequently, on October 19, 2023, upon the shareholders’ approval of the Second Extension Amendment, the Company entered into the Second Extension Amendment to extend the date by which the Company would be required to consummate a Business Combination from October 21, 2023 to January 21, 2025, or such earlier date as determined by the Board, in its sole discretion. As a result, we have up to 36 months from the closing of the IPO on January 21, 2022 to consummate a Business Combination, unless further extended as permitted by our charter. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $32,404 and $44,217 in cash and did not have any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in the Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these trading securities are included in dividends, interest earned, and unrealized gain on investments held in the Trust Account in the accompanying statements of operations and are automatically reinvested therefore are considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the condensed statements of cash flows. The fair value for these trading securities are determined using quoted market prices in active markets for identical assets.

During the nine months ended September 30, 2023, interest earned from the Trust Account amounted to $503,483 of which $503,483 was reinvested and $0 was held in Cash in the Trust Account. There was $78,324,476 of withdrawal made during the nine months ended September 30, 2023 in connection with the with the shareholders’ vote at the Meeting, in which shareholders holding 7,623,698 shares of the Company’s ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account.

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

In connection with the First Extension Meeting held on January 18, 2023, shareholders holding 7,623,698 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account.

Accordingly, on September 30, 2023 and December 31, 2022, 1,001,302 and 8,625,000 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

As of September 30, 2023 and December 31, 2022, the shares of Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Fair value of Public Rights at issuance	(6,272,000)
Class A shares issuance costs	(5,506,764)
Plus:
Accretion of carrying value to redemption value	14,054,339
Class A ordinary shares subject to possible redemption, December 31, 2022	88,525,575
Less:
Redemption – January 18, 2023	(78,324,476)
Plus:
Accretion of carrying value to redemption value	953,483
Class A ordinary shares subject to possible redemption, September 30, 2023	$11,154,582

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $5,941,695 which were charged against shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company has two outstanding classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares (the “Founder Shares”). Class A shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of shares which includes Class A ordinary shares and Class B ordinary shares and between the redeemable and the non-redeemable shares. The 1,472,277 Class A ordinary shares for which the outstanding Public Rights and Private Placement Rights are exercisable were excluded from diluted earnings per share for the period ended September 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of shares.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(103,623)	$(48,740)	$(223,147)
Net loss including accretion of temporary equity to redemption value	242,659	—	—
Net income (loss)	$139,036	$(48,740)	$(223,147)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	1,001,302	470,975	2,156,250
Basic and diluted net income (loss) per share	$0.14	$(0.10)	$(0.10)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(512,862)	$(163,644)	$(749,208)
Net income including accretion of temporary equity to redemption value	953,483	—	—
Net income (loss)	$440,621	$(163,644)	$(749,208)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	1,476,038	470,975	2,156,250
Basic and diluted net income (loss) per share	$0.30	$(0.35)	$(0.35)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(130,674)	$(7,136)	$(32,669)
Net income including accretion of temporary equity to redemption value	459,546	—	—
Net income (loss)	$328,872	$(7,136)	$(32,669)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	8,625,000	470,975	2,156,250
Basic and diluted net income (loss) per share	$0.04	$(0.02)	$(0.02)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(9,983,968)	$(545,183)	$(2,703,991)
Accretion of temporary equity to redemption value	12,641,264	—	—
Net income including accretion of temporary equity to redemption value	607,445	—	—
Net income (loss)	$3,264,741	$(545,183)	$(2,703,991)
Denominator:
Weighted Average Shares Outstanding including ordinary shares subject to redemption	7,961,538	434,746	2,156,250
Basic and diluted net income (loss) per share	$0.41	$(1.25)	$(1.25)

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

In connection with the First Extension Meeting held on January 18, 2023, shareholders holding 7,623,698 shares of the Company’s Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account.

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

Note 5 — Related Party Transactions

Founder Shares

On July 30, 2021, the Sponsor purchased 1,437,500 Founder Shares for an aggregate price of $25,000 (See Note 7). On September 13, 2021, the Company effected a share dividend of 0.5 shares for each Class B ordinary share outstanding, resulting in an aggregate of 2,156,250 Founder Shares outstanding. The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of shares of Class A ordinary shares, subject to adjustment, at any time. The Initial Shareholders agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 281,250 Founder Shares are no longer subject to forfeiture.

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

On October 18, 2023, the Company issued an aggregate of 2,156,249 of the Company’s Class A Ordinary Shares to the Sponsor of the Company, upon the Conversion of an equal number of the Class B Ordinary Shares, held by the Sponsor (see Note 9).

The 2,156,249 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s IPO.

Administrative Services Agreement

The Company intends to pay the Sponsor a fee of up to $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business combination or liquidation for office space and administrative services. For the three and nine months ended September 30, 2023, the Company incurred $30,000 and $90,000 fees for these services, respectively, of which $10,000 of such fees is included in advance from related party in the accompanying balance sheet as of September 30, 2023. For the three and nine months ended September 30, 2022, the Company incurred and paid $30,000 and $84,000 fees for these services, respectively.

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

On January 23, 2023, the Company issued a Convertible Note in the principal amount of up to $500,000 to the Sponsor. The Convertible Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Convertible Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Convertible Note may be converted into Units of the Company, each unit consisting of one Class A ordinary share of the Company and one right exchangeable into one-tenth of one Class A ordinary share of the Company (the “Conversion Units”), equal to: (x) the portion of the principal amount of this Convertible Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of Units. The Conversion Units are identical to the units issued by the Company to the Sponsor in the private placement upon consummation of the Company’s IPO. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Convertible Note.

As of September 30, 2023 and December 31, 2022, there was $500,000 and $0, related party loans outstanding, respectively.

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

On January 20, 2023, the Company issued the First Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor, pursuant to which the First Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each outstanding Public Share that was not redeemed in connection with the extension of the Company’s termination date from January 21, 2023 to October 21, 2023. The Sponsor has agreed to pay $50,000 per month (or $0.05 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination, commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $450,000. On January 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account. The Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

As of September 30, 2023 and December 31, 2022, there was $450,000 and $0 Related Party Extension Loans outstanding, respectively.

Advance from Related Party

Through September 30, 2023, the Sponsor paid for expenses totaling $313,376 on behalf of the Company of which a total of $131,823 has been repaid. As of September 30, 2023 and December 31, 2022, the Company owes the Sponsor $191,554 and $41,465 which includes $10,000 and $0 owed for administrative support services, respectively. Balance owed to Sponsor are reported as advance from related party on the accompanying unaudited condensed balance sheets.

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

Underwriting Agreement

In connection with the IPO, $0.35 per unit, or $3,018,750 in the aggregate, is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

The Company accounted for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the IPO resulting in a charge directly to additional paid-in capital. The Company estimated the fair value of Unit Purchase Option to be $56,000 based a binomial model.

Note 7 — Shareholders’ Deficit

Preference Shares —The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary shares —The Company is authorized to issue 50,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 470,975 shares of Class A ordinary shares outstanding (excluding 1,001,302 and 8,625,000 shares of Class A ordinary shares subject to possible redemption, respectively).

Class B Ordinary shares — The Company is authorized to issue 3,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 2,156,250 shares of Class B ordinary shares outstanding.

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

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in the Trust Account	1	$11,154,582	—	—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in the Trust Account	1	$88,525,575	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued and determined that there have been no events that have occurred, other than as described below, that would require adjustments to or disclosures in the financial statement.

As disclosed in Note 1, on October 18, 2023, the Company issued an aggregate of 2,156,249 Class A Ordinary Shares, to the Sponsor, upon the Conversion of an equal number of Class B Ordinary Shares, held by the Sponsor.

The 2,156,249 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s IPO.

On October 19, 2023, the Company held the Second Extension Meeting and approved, among other things, the Second Extension Amendment. In connection with the Second Extension Amendment, shareholders holding 16,501 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, $185,030 (approximately $11.21 per share) will be removed from the Trust Account to pay such holders.

In connection with the Second Extension Amendment, on October 19, 2023, the Company issued the Second Extension Note in the aggregate principal amount of up to $750,000 to the Sponsor, pursuant to which the Second Extension Funds will be deposited into the Company’s Trust Account for the benefit of each Public Share that was not redeemed in connection with the extension of the Company’s termination date from October 21, 2023 to January 21, 2025.

The Company will deposit $50,000 per month into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on October 21, 2023 and on the 21st day of each subsequent month) until January 21, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $750,000. On October 20, 2023, the first installment of the Extension Funds was deposited into the Trust Account. After such funding, the Trust Account contains approximately $11.26 per remaining Public Share outstanding.

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

Recent Developments

On October 18, 2023, the Company issued an aggregate of 2,156,249 Class A Ordinary Shares, to the Sponsor, upon the Conversion of an equal number of the Class B Ordinary Shares, held by the Sponsor.

The 2,156,249 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s IPO.

On October 19, 2023, the Company held the Second Extension Meeting and approved, among other things, the Second Extension Amendment. In connection with the Second Extension Amendment, shareholders holding 16,501 ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, $185,030.06 (approximately $11.21 per share) will be removed from the Trust Account to pay such holders.

In connection with the Second Extension Amendment, on October 19, 2023, the Company issued the Second Extension Note in the aggregate principal amount of up to $750,000 to the Sponsor, pursuant to which the Second Extension Funds will be deposited into the Company’s Trust Account for the benefit of each outstanding Public Share that was not redeemed in connection with the extension of the Company’s termination date from October 21, 2023 to January 21, 2025.

The Company will deposit $50,000 per month into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on October 21, 2023 and on the 21st day of each subsequent month) until January 21, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $750,000. On October 20, 2023, the first installment of the Second Extension Funds was deposited into the Trust Account. After such funding, the Trust Account contains approximately $11.26 per remaining Public Share outstanding.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2023 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net loss of $132,851, which primarily consists of general and administrative expenses of $225,510, offset by interest earned on investments held in the Trust Account of $96,384 and unrealized loss on investments held in the Trust Account of $3,725.

For the three months ended September 30, 2022, we had a net income of $289,067, which primarily consists of interest earned on investments held in the Trust Account of $436,655 and unrealized gain on investments held in the Trust account of $22,891, offset by general and administrative expenses of $170,479.

For the nine months ended September 30, 2023, we had a net loss of $472,231, which primarily consists of general and administrative expenses of $975,714, offset by interest earned on investments held in the Trust Account of $503,483.

For the nine months ended September 30, 2022, we had a net income of $15,567, which primarily consists of interest earned on investments held in the Trust Account of $598,072 and unrealized gain on investments held in the trust account of $9,373, offset by general and administrative expenses of $591,878.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Going Concern

As of September 30, 2023, the Company had $32,404 in its operating bank account and working capital deficit of $985,490, which excludes investments held in the Trust Account, the liability for convertible note and deferred underwriting fee.

In order to finance transaction costs in connection with an initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans, see Note 5 in the Related Parties section of the notes to the unaudited condensed financial statements. The management plans to continue its efforts to complete an initial Business Combination within the Combination Period.

On January 20, 2023, we issued the First Extension Note, a promissory note in the aggregate principal amount of up to $450,000 to the Sponsor, pursuant to which the First Extension Funds will be deposited into the Trust Account in monthly installments for the benefit of each outstanding Public Share that was not redeemed in connection with the extension of the end of the Combination Period from January 21, 2023 to October 21, 2023. The Sponsor has agreed to pay $50,000 per month that the Board decides to take to complete an initial Business Combination into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof), for up to an aggregate of $450,000. On January 20, 2023, the first installment of the First Extension Funds was deposited into the Trust Account. As of September 30, 2023, $450,000 had been deposited into the Trust Account.

On January 23, 2023, we issued the Working Capital Note, a promissory note in the principal amount of up to $500,000 to the Sponsor. The Working Capital Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Working Capital Note may be converted into Conversion Units, each Conversion Unit consisting of one Class A ordinary share and one right exchangeable into one-tenth of one Class A ordinary share, equal to: (x) the portion of the principal amount of this Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by us to the Sponsor in the private placement. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Note. As of September 30, 2023, there was an outstanding balance of $500,000 on the Working Capital Note.

On October 19, 2023, the Company issued the Second Extension Note in the aggregate principal amount of up to $750,000 to the Sponsor, pursuant to which the Second Extension Funds will be deposited into the Company’s Trust Account for the benefit of each outstanding Public Share that was not redeemed in connection with the extension of the Company’s termination date from October 21, 2023 to January 21, 2025. The Company will deposit $50,000 per month into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on October 21, 2023 and on the 21st day of each subsequent month) until January 21, 2025, or portion thereof, that is needed to complete an initial business combination, for up to an aggregate of $750,000. On October 20, 2023, the first installment of the Second Extension Funds was deposited into the Trust Account. After such funding, the Trust Account contains approximately $11.26 per remaining Public Share outstanding.

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

On January 19, 2023, upon the shareholders’ approval of the Trust Amendment Proposal, the Company entered into the Trust Amendment to extend the date by which the Company would be required to consummate a Business Combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the Board, in its sole discretion. Subsequently, On October 19, 2023, upon the shareholders’ approval of the Second Extension Amendment, the Company extended the date by which the Company would be required to consummate a Business Combination from October 21, 2023 to January 21, 2025, or such earlier date as determined by the Board, in its sole discretion. As a result, we have up to 36 months from the closing of the IPO on January 21, 2022 to consummate a Business Combination, unless further extended as permitted by our charter. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the reporting period we have not identified any critical accounting estimates.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. As of the date of this Report, other than disclosed below, there have been no material changes to the risk factors previously disclosed in our (i) our final prospectus filed with the SEC for our IPO; (ii) Annual Report on Form 10-K for the fiscal years ended December 31, 2022 and 2021, as filed with the SEC on March 29, 2023 and on March 29, 2022, respectively; (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2023, March 31, 2023, September 30, 2022, June 30, 2022, March 31, 2022, as filed with the SEC on August 11, 2023, May 15, 2023, November 14, 2022, August 10, 2022 and May 13, 2022, respectively; and (iv) definitive proxy statement, as filed with the SEC on October 5, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On October 18, 2023, the Company issued an aggregate of 2,156,249 of the Company’s Class A ordinary shares, par value $0.0001 per share to the Sponsor, upon the Conversion of an equal number of the Company’s Class B ordinary shares, par value $0.0001 per share, held by the Sponsor.

The 2,156,249 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for the Company’s initial public offering.

The issuance of the Class A Ordinary Shares upon the Conversion has not been registered under the Securities Act of 1933, as amended, in reliance on the exemption from registration provided by Section 3(a)(9) thereof.

Use of Proceeds

For a description of the use of proceeds generated in our IPO and the related private placement, see Part II, Item 5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022. There has been no material change in the planned use of the proceeds from our IPO and the private placement as is described in the Company’s final prospectus related to our IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no such repurchases of our equity securities by us or an affiliate during the fiscal quarter covered by the Report.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2023	—	—	—	—

August 1 – August 31, 2023	—	—	—	—

September 1 – September 30, 2023	—	—	—	—

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

Date: November 13, 2023	AIB ACQUISITION CORPORATION

	By:	/s/ Eric Chen
	Name:	Eric Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Gao
	Name:	Jie Gao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)