Form 10-K
period 2023-12-31
AIB Acquisition Corp
filed 2024-03-21
CIK 1882963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-41230

AIB ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 Third Avenue, Suite M204A New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 380-8128

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, par value $0.0001 per share and one right to receive one-tenth (1/10) of one Class A ordinary share	AIBBU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	AIB	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share	AIBBR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC was $12,212,907.68.

As of March 21, 2024, there were 3,612,025 Class A Ordinary Shares, par value $0.0001 per share, and one Class B Ordinary Share, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the PSI Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as PSI (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our officers and directors to generate additional potential acquisition opportunities, if necessary;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 29, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 29, 2023;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

●	“Administrative Support Agreement” are to the Administrative Support Agreement, dated January 18, 2022, which we entered into with our Sponsor;

●	“Amended and Restated Charter” are to our Second Amended and Restated Memorandum and Articles of Association, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors,” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A ordinary shares , par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares , par value $0.0001 per share;

●	“Combination Period” are to the 36-month period, from the closing of the Initial Public Offering (as defined below) to January 21, 2025 (or such earlier date as determined by the Board) as extended by the Second Extension Amendment (as defined below), that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to AIB Acquisition Corporation, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account, the transfer agent of our Ordinary Shares and the rights agent for our Rights (as defined below);

●	“Conversion Units” are to the units issuable in connection with the Working Capital Note (as defined below) consisting of one Class A Ordinary Share and one right exchangeable into one-tenth of one Class A Ordinary Share;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“First Extension Amendments” are to amendments to the Amended and Restated Charter adopted at the First Extension Meeting (as defined below);

●	“First Extension Funds” are to up to $450,000 to be deposited into the Trust Account in connection with the First Extension Amendments;

●	“First Extension Meeting” are to our extraordinary general meeting of our shareholders held on January 18, 2023;

●	“First Extension Note” are to the unsecured promissory note in the aggregate amount of up to $450,000 we issued to the Sponsor in connection with the First Extension Amendments;

●	“First Merger Sub” are to PSI Merger Sub I Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of the Pubco (defined below);

●	“Founder Share Conversion” are to the 2,156,249 Class A Ordinary Shares issued on October 18, 2023 to the Sponsor upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor as Founder Shares;

●	“Founder Shares” are to our Class B Ordinary Shares initially purchased by our Sponsor in the Private Placement (as defined below) and the Class A Ordinary Shares that (i) will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our initial Business Combination (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below)) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of Class B Ordinary Shares;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering we consummated on January 21, 2022;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of up to $300,000 we issued to our Sponsor on July 30, 2021, as amended and restated on December 31, 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on January 5, 2022 (File No. 333-260594), as amended and declared effective on January 18, 2022;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the letter agreement we entered into on January 18, 2022 with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our officers and directors;

●	“Maxim” are to Maxim Group LLC, the representative of the underwriters in our Initial Public Offering;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering;

●	“Private Units” are to the units issued to our Sponsor in the Private Placement;

●	“Private Rights” are to the rights underlying the Private Units;

●	“Private Shares” are to the Class A Ordinary Shares underlying the Private Units;

●	“PSI” are to PSI Group Holdings Ltd, a Cayman Islands exempted company;

●	“PSI Business Combination” are to the transactions and agreements contemplated by the PSI Business Combination Agreement (as defined below);

●	“PSI Business Combination Agreement” are to the Business Combination Agreement, dated as of December 27, 2023, which we entered into with the Sponsor, the Pubco; First Merger Sub, Second Merger Sub (as defined below), and PSI;

●	“PSI Registration Statement” are to a registration statement on Form F-4 to be field with the SEC by the Pubco, relating to the PSI Business Combination and containing a proxy statement of our Company;

●	“Pubco” are to PS International Group Ltd., a Cayman Islands exempted company;

●	“Public Rights” are to our rights sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shares” are to our Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor, officers and directors to the extent our Sponsor, officers or directors purchase Public Shares, provided their status as a “Public Shareholder” shall only exist with respect to such Public Shares;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Rights” are to our Public Rights and Private Rights, together;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension Amendment” are to the amendment to the Amended and Restated Charter adopted at the Second Extension Meeting (as defined below);

●	“Second Extension Funds” are to up to $750,000 to be deposited into the Trust Account in connection with the Second Extension Amendment;

●	“Second Extension Meeting” are to the extraordinary general meeting of our shareholders in lieu of an annual general meeting of shareholders held on October 19, 2023;

v

●	“Second Extension Note” are to the unsecured promissory note in the aggregate amount of up to $750,000 we issued to the Sponsor in connection with the Second Extension Amendment;

●	“Second Merger Sub” are to PSI Merger Sub II Limited, a Cayman Islands exempted company and a wholly-owned subsidiary of the Pubco;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to AIB LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $87,112,500 from the net proceeds of the sale of the Units in the Initial Public Offering and Private Units in the Private Placement was initially placed following the closing of the Initial Public Offering and the exercise of the over-allotment option;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated January 18, 2022, which we entered into with Continental governing the Trust Account; as amended on January 19, 2023, upon the shareholders’ approval of the First Extension Amendments;

●	“UHY” are to UHY LLP, our independent registered public accounting firm;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us;

●	“Working Capital Note” are to the promissory note we issued to our Sponsor on January 23, 2023 in the principal amount of up to $500,000; and

●	“$”are to the United States dollar.

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

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On January 21, 2022, we consummated our Initial Public Offering of 8,625,000 Units, including 1,125,000 Units issued upon the full exercise of the underwriters’ over-allotment option. Each Unit consists of Public Share, and one Public Right, with each Public Right entitling the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $86,250,000.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 388,750 Units to our Sponsor and Maxim in the Private Placement at a purchase price of $10.00 per Private Unit, generating gross proceeds of $3,887,500.

A total of $87,112,500, comprised of $83,225,000 of the proceeds from the Initial Public Offering and $3,887,500 of the proceeds of the Private Placement was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Eric Chen, our Chief Executive Officer, and Alex Hoerger, our Chairman of the Board. We must complete our initial Business Combination by January 21, 2025, the current end of our Combination Period. If our initial Business Combination is not consummated by the end of the Combination Period, then unless our Board of Directors shall otherwise determine, our existence will terminate, and we will distribute all amounts in the Trust Account.

PSI Business Combination

On December 27, 2023, we entered into the PSI Business Combination Agreement with the Sponsor, the Pubco, the First Merger Sub, the Second Merger Sub and PSI. Pursuant to the PSI Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the PSI Business Combination Agreement (the “Closing”), (a) the First Merger Sub will merge with and into PSI (the “First Merger”), with PSI surviving the First Merger as a wholly-owned subsidiary of the Pubco and the outstanding shares of PSI being converted into the right to receive shares of the Pubco; and (b) one business day following the First Merger, the Second Merger Sub will merge with and into our Company (the “Second Merger”, and together with the First Merger, the “Mergers”), with our Company surviving the Second Merger as a wholly-owned subsidiary of the Pubco and our outstanding securities being converted into the right to receive substantially equivalent securities of the Pubco. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the PSI Business Combination Agreement.

Consideration

Under the PSI Business Combination Agreement, the Aggregate Merger Consideration Amount to be paid to the shareholders of PSI is $200,000,000 (less the amount, if any, by which the Target Net Working Capital Amount exceeds the Net Working Capital, the amount of Closing Net Debt, and the amount of any Transaction Expenses), and will be paid entirely with newly issued Ordinary Shares of the Pubco, with each share valued at $10.00 (the “Per Share Price”).

As a result of the Mergers, (a) each of the Ordinary Shares of PSI that are issued and outstanding immediately prior to the First Merger Effective Time will be cancelled and converted into (i) the right to receive 90% of such number of Ordinary Shares of the Pubco equal to the Exchange Ratio, and (ii) the contingent right to receive 10% of such number of Ordinary Shares of the Pubco equal to the Exchange Ratio in accordance with the PSI Business Combination Agreement and the Escrow Agreement (as defined below). Each of our Ordinary Shares that is issued and outstanding immediately prior to the Second Merger Effective Time shall be cancelled and converted automatically into the right to receive one Pubco Ordinary Share. Each of our issued and outstanding Rights shall be automatically converted into one-tenth of one Pubco Ordinary Share, provided that the Pubco will not issue fractional shares in exchange for our Rights.

Prior to the Closing, PSI shall deliver to us a statement (the “Estimated Closing Statement”) setting forth a good faith calculation of PSI’s estimate of the Closing Net Debt, Net Working Capital and Transaction Expenses, and the resulting Aggregate Merger Consideration Amount and Company Merger Shares based on such estimates. The Pubco, the SPAC Representative and Continental (or such other escrow agent mutually acceptable to us and PSI), as escrow agent (the “Escrow Agent”), will enter into an Escrow Agreement (the “Escrow Agreement”), pursuant to which the Pubco shall cause to be delivered to the Escrow Agent a number of Company Merger Shares equal in value to ten percent (10%) of the Aggregate Merger Consideration Amount otherwise issuable to PSI shareholders at the Closing based on the Estimated Closing Statement (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”) to be held, along with any other dividends, distributions or other income on the Escrow Shares (together with the Escrow Shares, the “Escrow Property”), in a segregated escrow account (the “Escrow Account”). Within 90 days after the Closing, the Pubco’s chief financial officer will deliver to the SPAC Representative a statement (the “Closing Statement”) setting forth (i) a consolidated balance sheet of the Target Companies as of the Reference Time and (ii) a good faith calculation of the Closing Net Debt, Net Working Capital and Transaction Expenses, in each case, as of the Reference Time, and the resulting Aggregate Merger Consideration Amount and Company Merger Shares based on such estimates. If the Adjustment Amount is a positive number, then the Pubco will issue to PSI shareholders an additional number of Pubco Ordinary Shares equal to (x) the Adjustment Amount, divided by (y) the Per Share Price, with each Company shareholder receiving its pro rata share of such additional Pubco Ordinary Shares, up to a maximum number of Pubco Ordinary Shares equal to the value of the Escrow Property in the Escrow Account at such time (with each Pubco Ordinary Share and Escrow Share valued at the Per Share Price for such purposes). If the Adjustment Amount is a negative number, then Pubco and the SPAC Representative will provide joint written instructions to the Escrow Agent to distribute to the Pubco a number of Escrow Shares (and, after distribution of all Escrow Shares, other Escrow Property) with a value equal to the absolute value of the Adjustment Amount (with each Escrow Share valued at the Per Share Price). The Pubco will cancel any Escrow Shares distributed to it by the Escrow Agent and distribute the remainder (if any) to PSI shareholders, with each of our shareholders receiving its pro rata share of such remaining Pubco Ordinary Shares.

Representations and Warranties

The PSI Business Combination Agreement contains a number of representations and warranties made by the parties as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the PSI Business Combination Agreement, which in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the PSI Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the PSI Business Combination Agreement. “Material Adverse Effect” as used in the PSI Business Combination Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person and its subsidiaries, taken as a whole, or the ability of such person or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the PSI Business Combination Agreement or the Ancillary Documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions. The representations and warranties made by the parties are customary for transactions similar to the PSI Business Combination.

In the PSI Business Combination Agreement, PSI made certain customary representations and warranties to us, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) capitalization; (4) subsidiaries; (5) governmental approvals; (6) non-contravention; (7) financial statements; (8) absence of certain changes; (9) compliance with laws; (10) Company permits; (11) litigation; (12) material contracts; (13) intellectual property; (14) taxes and returns; (15) real property; (16) personal property; (17) title to and sufficiency of assets; (18) employee matters; (19) benefit plans; (20) environmental matters; (21) transactions with related persons; (22) insurance; (23) top customers and suppliers; (24) certain business practices; (25) Investment Company Act; (26) finders and brokers; (27) information supplied; (28) independent investigation; and (29) exclusivity of representations and warranties.

In the PSI Business Combination Agreement, we made certain customary representations and warranties to PSI and the Pubco, including among others, related to the following: (1) corporate matters, including due organization, existence and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) the SEC filings, the Company financials, and internal controls; (7) absence of certain changes; (8) compliance with laws; (9) actions, orders and permits; (10) taxes and returns; (11) employees and employee benefit plans; (12) properties; (13) material contracts; (14) transactions with affiliates; (15) Investment Company Act and the JOBS Act; (16) finders and brokers; (17) certain business practices; (18) insurance; (19) information supplied; (20) independent investigation; and (21) the Trust Account.

In the PSI Business Combination Agreement, the Pubco, the First Merger Sub and the Second Merger Sub made customary representations and warranties to us, including among others, related to the following: (1) organization and good standing; (2) authority and binding effect relative to execution and delivery of the Business Combination Agreement and other ancillary documents; (3) governmental approvals; (4) non-contravention; (5) capitalization; (6) activities of the Pubco, the First Merger Sub and the Second Merger Sub; (7) finders and brokers; (8) Investment Company Act; (9) information supplied; (10) independent investigation; and (11) exclusivity of representations and warranties.

None of the representations and warranties of the parties shall survive the Closing.

Covenants of the Parties

Each party agreed in the PSI Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The PSI Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the PSI Business Combination Agreement and the earlier of the Closing or the termination of the PSI Business Combination Agreement in accordance with its terms, including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) our public filings; (4) provision of financial statements of PSI; (5) “no shop” obligations; (6) no insider trading; (7) notifications of certain breaches, consent requirements or other matters; (8) efforts to consummate the Closing and obtain third party and regulatory approvals and efforts to cause the Pubco to maintain its status as a “foreign private issuer” under Exchange Act Rule 3b-4; (9) further assurances; (10) efforts to prepare and file with the SEC the PSI Registration Statement; (11) public announcements; (12) confidentiality; (13) indemnification of directors and officers and tail insurance; (14) use of trust proceeds after the Closing; (14) efforts to support a private placement or backstop arrangements, if sought; (15) intended tax treatment of the Mergers; and (16) efforts to obtain required shareholder approval by our shareholders.

It was agreed by the parties that, after the Closing, the funds in our Trust Account, as well as any proceeds received by Pubco or us from any private investment in public entity (PIPE) investment originated directly or indirectly by or through us or our representatives, after taking into account payments for redemptions of our Public Shareholders, will first be used to pay (i) our accrued transaction expenses payable in cash at Closing, (ii) any loans owed by us to our Sponsor for expenses, and (iii) PSI’s unpaid transaction expenses; provided, however, that to the extent that the aggregate amounts payable in cash described in (i) and (ii) above exceed $1,500,000 (such excess, the “Excess SPAC Expense Amount”), the Sponsor will bear 100% of such Excess SPAC Expense Amount, and to the extent the Sponsor fails to pay or otherwise discharge such Excess SPAC Expense Amount at Closing (the “Sponsor Shortfall”), the Sponsor will automatically be deemed to irrevocably transfer to Pubco and forfeit for cancellation for no consideration, a quantity of Pubco Ordinary Shares equal to (x) the Sponsor Shortfall divided by (y) $10.00.

Conditions to Closing

The obligations of the parties to consummate the PSI Business Combination are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the PSI Business Combination Agreement and the PSI Business Combination and related matters by the requisite vote of our shareholders; (ii) obtaining material regulatory approvals; (iii) no law or order preventing or prohibiting PSI Business Combination; (iv) our Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption and any PIPE financing that has been funded; (v) amendment by the shareholders of the Pubco of the Pubco’s memorandum and articles of association; (vi) the effectiveness of the PSI Registration Statement; (vii) appointment of the post-closing directors of the Pubco; and (viii) Nasdaq listing requirements having been fulfilled.

In addition, unless waived by PSI, the obligations of PSI, the Pubco, the First Merger Sub and the Second Merger Sub to consummate the PSI Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) our representations and warranties being true and correct on and as of the Closing (subject to Material Adverse Effect); (ii) our having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to our Company since the date of the Business Combination Agreement which is continuing and uncured; and (iv) receipt by PSI and the Pubco of the Ancillary Documents duly executed and approved by the other parties thereto.

Unless waived by us, our obligations to consummate the PSI Business Combination are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of PSI, the Pubco, the First Merger Sub, and the Second Merger Sub being true and correct on and as of the Closing (subject to Material Adverse Effect on the Target Companies, taken as a whole); (ii) PSI, the Pubco, the First Merger Sub, and the Second Merger Sub having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to the Target Companies (taken as a whole) since the date of the PSI Business Combination Agreement that is continuing and uncured; and (iv) our receipt of the Ancillary Documents duly executed and approved by the other parties thereto.

Termination

The PSI Business Combination Agreement may be terminated at any time prior to the Closing by either our Company or PSI if the Closing does not occur by June 30, 2024.

The PSI Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of our Company and PSI; (ii) by either us or PSI if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, and such order or other action has become final and non-appealable; (iii) by PSI for our uncured breach of the PSI Business Combination Agreement, such that the related Closing condition would not be met; (iv) by us for the uncured breach of the PSI Business Combination Agreement by PSI, the Pubco, the First Merger Sub, or the Second Merger Sub, such that the related Closing condition would not be met; (v) by either us or PSI if we hold our shareholder meeting to approve the Business Combination Agreement and the PSI Business Combination, and such approval is not obtained; and (vi) by PSI, if our Ordinary Shares have become delisted from Nasdaq and are not relisted on the Nasdaq or the New York Stock Exchange within sixty (60) days after such delisting.

If the PSI Business Combination Agreement is terminated, all further obligations of the parties under the PSI Business Combination Agreement (except for certain obligations related to confidentiality, effect of termination, fees and expenses, trust fund waiver, miscellaneous and definitions to the foregoing) will terminate, no party to the PSI Business Combination Agreement will have any further liability to any other party thereto.

Trust Account Waiver

PSI, Pubco, the First Merger Sub and the Second Merger Sub have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account, and have agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

The foregoing description of the PSI Business Combination Agreement do not purport to be complete and are qualified in its entirety by the terms and conditions of the PSI Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

Related Agreements and Documents

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, the Pubco, the SPAC Representative, PSI and our Company entered into lock-up agreements with certain holders of the Founder Shares and with certain holders of our securities (the “Lock-Up Agreements”). These Lock-Up Agreements provide for a lock-up period commencing on the Closing Date and ending on the earlier of (i) the 6-month anniversary of the Closing and (ii) the date on which Pubco completes a liquidation, merger, capital stock exchange, reorganization, bankruptcy or other similar transaction that results in all of the outstanding Pubco Ordinary Shares being converted into cash, securities or other property, with respect to Pubco Ordinary shares held by the such shareholder. The parties’ undertakings in the Lock-Up Agreements were made as a condition to the willingness of PSI and our Company to enter into the PSI Business Combination Agreement and as an inducement and in consideration therefor.

The foregoing description of the Lock-Up Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreements, a form of which is filed as Exhibit 10.15 hereto and is incorporated by reference herein.

Support Agreement

Simultaneously with the execution of the PSI Business Combination Agreement, our Company, the Pubco, PSI, the Sponsor and certain shareholders of PSI entered into a Support Agreement (the “Support Agreement”), pursuant to which, among other things, the Sponsor and the shareholders of PSI have agreed (a) to support the adoption of the PSI Business Combination Agreement and the approval of the PSI Business Combination, subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions. In addition, the Sponsor agreed in the Support Agreement that, to the extent the Sponsor fails to pay or otherwise discharge any Excess SPAC Expense Amount, the Sponsor shall automatically transfer to Pubco and forfeit for cancellation (for no additional cash consideration) a quantity of Pubco Ordinary Shares otherwise due to the Sponsor at Closing equal to (i) the portion of the Excess SPAC Expense Amount that is unpaid or otherwise undischarged by the Sponsor, divided by (ii) $10.00. The parties’ undertakings in the Support Agreement were made as a condition to the willingness of PSI and our Company to enter into the PSI Business Combination Agreement and as an inducement and in consideration therefor.

The foregoing description of the Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Support Agreement, a form of which is filed as Exhibit 10.16 hereto and is incorporated by reference herein.

Registration Rights Agreement

Simultaneously with the execution of the PSI Business Combination Agreement, the Pubco, certain of our shareholders and PSI, entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the parties listed under “Investor” on the signature page thereto will be provided the right to demand registrations, piggy-back registrations and shelf registrations with respect to Registrable Securities (as defined in the Registration Rights Agreement). The Registration Rights Agreement contains customary covenants regarding registration procedures and mutual indemnification obligations, among other matters. The parties’ undertakings in the Registration Rights Agreement were made as a condition to the willingness of PSI and our Company to enter into the PSI Business Combination Agreement and as an inducement and in consideration therefor.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Support Agreement, a form of which is filed as Exhibit 10.17 hereto and is incorporated by reference herein.

Other than as specifically discussed, this Report does not assume the closing of the PSI Business Combination.

Extensions of Our Combination Period

We initially had until January 21, 2023, 12 months from the closing of our Initial Public Offering, to consummate our initial Business Combination. On January 18, 2023, we held the First Extension Meeting and approved, among other things, amendments to the Amended and Restated Charter to (i) extend the date by which we must consummate an initial Business Combination from January 21, 2023 to October 21, 2023, and (ii) to permit the Board, in its sole discretion, to elect to wind up our operations on an earlier date than October 21, 2023. In connection with the First Extension Amendments, Public Shareholders holding 7,623,698 Ordinary Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. As a result, an aggregate amount of approximately $78,324,476 (approximately $10.27 per share) was removed from the Trust Account to pay such holders.

On January 20, 2023, in connection with the vote to approve the First Extension Amendments, we issued the First Extension Note, a promissory note in the aggregate principal amount of $450,000 to the Sponsor, pursuant to which the First Extension Funds were deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the First Extension Amendments. The Sponsor agreed to pay $50,000 (or $0.05 per Public Share not redeemed) per month that the Board decided to take to complete an initial Business Combination, commencing on January 21, 2023 and continuing through October 21, 2023. As of December 31, 2023, an aggregate of $450,000 of the First Extension Funds has been deposited into the Trust Account. The First Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation.

On October 19, 2023, we held the Second Extension Meeting and approved, among other things, an amendment to the Amended and Restated Charter to extend the date by which we have to consummate an initial Business Combination from October 21, 2023 to January 21, 2025, or such earlier date as determined by the Board of Directors. In connection with the Second Extension Amendment, Public Shareholders holding 16,501 Ordinary Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. As a result, $185,030 (approximately $11.21 per share) was removed from the Trust Account to pay such holders.

On October 19, 2023, in connection with the vote to approve the Second Extension Amendment, we issued the Second Extension Note, a promissory note in the aggregate principal amount of up to $750,000 to the Sponsor, pursuant to which the Second Extension Funds are deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The Sponsor agreed to pay $50,000 (or $0.05 per Public Share not redeemed) per month that the Board decides to take to complete an initial Business Combination, commencing on October 21, 2023 and continuing through January 21, 2025. As of December 31, 2023, $150,000 had been deposited into the Trust Account in connection with the Second Extension Note. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of December 31, 2023, the Trust Account contains approximately $11.44 per remaining Public Share outstanding.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Global Market.

Founder Share Conversion

On October 18, 2023, we issued an aggregate of 2,156,249 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares, held by the Sponsor. The 2,156,249 Class A ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement.

Investment Criteria

Our Management Team has focused and will continue to focus on creating shareholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to help our potential Business Combination target scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating Business Combination opportunities, including the PSI Business Combination. While we have used and will continue to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so. Any particular Business Combination opportunity that we ultimately determine to pursue may only meet some, but not all of these criteria:

●	Middle-Market Growth Business. We primarily seek to acquire one or more growth businesses with a total enterprise value of between $225,000,000 and $375,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Companies in Business Segments that Are Strategically Significant. We seek to acquire businesses in sectors that are currently strategically significant, including accounting and expense management, blockchain, capital markets, digital banking and financial infrastructure, HR, payroll, and benefits, insurance, lending, payments, billing, and money transfer, personal finance, real estate, regulatory tech, and wealth management.

●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We are focusing on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intend to acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our Management Team may deem relevant. We believe our Management Team’s extensive contacts, broad industry knowledge and highly regarded experience will yield a robust deal flow from which we may select a target. We seek to acquire the target on terms and in a manner that leverages our Management Team’s experience. The potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks designed to balance value creation with capital preservation. In the event that we decide to enter into an initial Business Combination with a target business that meets some, but not all of the above criteria and guidelines, we will disclose that the target business meets some, but not all of the above criteria and guidelines in our shareholder communications related to our initial Business Combination, which, as discussed in this Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC, such as the PSI Registration Statement In evaluating a prospective target business, such as PSI, we conduct a due diligence review which encompasses, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information that are made available to us.

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

Financial Position

With funds in the Trust Account of approximately $11,265,163 available to use for a Business Combination as of December 31, 2023, assuming no further redemptions and before payment of (i) deferred underwriting fees and (ii) fees and expenses associated with our initial Business Combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations and strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing, and there can be no assurance that it will be available to us. Furthermore, redemptions in connection with our initial Business Combination could reduce the amount of funds available to be used in connection with such Business Combinations.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial Business Combination. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the Private Placement of Private Units, our equity, debt or a combination of these in effecting a Business Combination, such as the PSI Business Combination. A Business Combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a Business Combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous Business Combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single Business Combination.

We have up to 36 months from the closing of our Initial Public Offering, or January 21, 2025, to consummate an initial Business Combination, subject to the Sponsor depositing the Second Extension Funds into the Trust Account as set out below. Pursuant to the terms of our Amended and Restated Charter and the Trust Agreement, in order for the time available for us to consummate our initial Business Combination to be extended (consistent with applicable laws, regulations and stock exchange rules), our Sponsor or its affiliates or designees must deposit into the Trust Account $50,000 for each month of extension until January 21, 2025 that the Board elects to take in its sole discretion. If we are unable to consummate an initial Business Combination within such time period, we will redeem 100% of our issued and outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. The pro rata redemption price as of December 31, 2023 was approximately $11.44 per Public Share, without taking into account any interest earned on such funds. However, we cannot assure our shareholders that we will in fact be able to distribute such amounts, as a result of claims of creditors, which may take priority over the claims of our Public Shareholders.

Sources of Target Businesses

Our principal means of identifying potential target businesses has been and may continue to be through the extensive contacts and relationships of our Sponsor, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our Sponsor’s contacts and resources generate potential Business Combination opportunities. Target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses have been and may continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus in connection with our Initial Public Offering or this Report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income accrued in the Trust Account) at the time of the agreement to enter into the initial Business Combination, subject to any pre-existing fiduciary or contractual obligations. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial Business Combination (regardless of the type of transaction that it is) other than the $10,000 administrative services fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors or their affiliates in connection with the consummation of our initial Business Combination, the repayment of any loans to us and reimbursement of any out-of-pocket expenses. Our Audit Committee reviews and approves all reimbursements and payments made to our Sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. While PSI is not affiliated with our Sponsor, executive officers or directors, in the event we do not consummate the PSI Business Combination and we seek to complete our initial Business Combination with a company that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, we can do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the Business Combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our Management Team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our Management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, such as PSI, our Management may consider a variety of factors, including one or more of the following:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination has been and will continue to be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a Business Combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review that encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that are made available to us. This due diligence review is conducted either by our Management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which a Business Combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a Business Combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of PSI was substantially in excess of 80% of the funds in the Trust Account and that the 80% test was therefore satisfied.

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

See “PSI Business Combination” above for more information on the equity and financing arrangements in connection with the PSI Business Combination.

Lack of Business Diversification

We may seek to effect a Business Combination with more than one target business, although we expect to complete our Business Combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several Business Combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a Business Combination, such as the PSI Business Combination, we cannot assure our shareholders that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure our shareholders that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a Business Combination cannot presently be stated with any certainty. Moreover, they would only be able to remain with the company after the consummation of a Business Combination if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the Business Combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. Additionally, we cannot assure our shareholders that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed Business Combination, we will either (i) seek shareholder approval of our initial Business Combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (ii) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC that will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of our Company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third-party financing, which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until the end of the Combination Period in order to be able to receive a pro rata share of the Trust Account. Pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed (i) to vote any Ordinary Shares owned by them in favor of any proposed Business Combination, (ii) not to redeem any Ordinary Shares in connection with a shareholder vote to approve a proposed initial Business Combination and (iii) not sell any Ordinary Shares in any tender in connection with a proposed initial Business Combination.

None of our officers, directors, Sponsor or their affiliates has purchased Units or Public Shares in our Initial Public Offering, or has since indicated any intention do so from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed Business Combination and a significant number of Public Shareholders vote, or indicate an intention to vote, against such proposed Business Combination or that they wish to have their Public Shares redeemed, our officers, directors, Sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, Sponsor and their affiliates will not make purchases Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any meeting called to approve an initial Business Combination, Public Shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the proposed Business Combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, less any taxes then due but not yet paid. Alternatively, we may provide our Public Shareholders with the opportunity to sell their Public Shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid.

Our Sponsor and our officers and directors will not have redemption rights with respect to any Ordinary Shares owned by them, directly or indirectly, whether acquired prior to our Initial Public Offering or purchased by them in our Initial Public Offering or in the aftermarket.

We may require Public Shareholders, whether they are a record holder or hold their Public Shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their Public Shares to the transfer agent electronically using the DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the Business Combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed Business Combination and the proposed Business Combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed Business Combination will indicate whether we are requiring Public Shareholders to satisfy such certification and delivery requirements. Accordingly, a Public Shareholder would have from the time the Public Shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the Business Combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its Public Shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its Public Shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure our shareholders of this fact. In connection with any general meeting called to approve a proposed initial Business Combination, we may require Public Shareholders who wish to convert their Public Shares in connection with a proposed Business Combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed Business Combination or the expiration of the tender offer. Furthermore, if a Public Shareholder delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their conversion rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any shares delivered by public holders.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Sponsor, officers and directors have agreed that we will have up to 36 months from the closing of our Initial Public Offering, or until January 21, 2025, to complete our initial Business Combination. If we are unable to complete our initial Business Combination within such Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under the Companies Act to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Rights, which will expire worthless if we fail to complete our initial Business Combination by the end of the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination by the end of the Combination Period. However, if our Sponsor, officers and directors acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination by the end of the Combination Period.

Our Sponsor, officers and directors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Charter (i) that would affect our Public Shareholders’ ability to redeem or sell their Public Shares to us in connection with a Business Combination as described herein or to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial Business Combination (so that we do not then become subject to the SEC’s “penny stock” rules).

If we do not consummate our initial Business Combination by the deadline set forth in our Amended and Restated Charter, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $114,709 of proceeds held outside the Trust Account as of December 31, 2023, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.44. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our shareholders that the actual per-share redemption amount received by shareholders will not be substantially less than $11.44. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the Trust Account assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company and, therefore, our Sponsor may not be able to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the Trust Account assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure our shareholders that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.10 per share.

We have sought and will continue to seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we have access to up to $114,709 to pay any such potential claims (excluding up to $100,000 in interest accrued on funds in the Trust Account that can be used to pay for costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors. As of December 31, 2023, the amount held outside the Trust Account was $114,709.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the Trust Account, we cannot assure our shareholders we will be able to return $11.44 per share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by Public Shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as a voidable performance. As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our Public Shareholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial Business Combination, and then only in connection with those Public Shares that such Public Shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Charter (x) that would affect our Public Shareholders’ ability to redeem or sell their Public Shares to us in connection with a Business Combination as described in this Report or to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or (x) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) the redemption of our Public Shares if we are unable to complete our initial Business Combination by the end of the Combination Period, subject to applicable law and as further described in this Report. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with our initial Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above.

Amended and Restated Charter

Our Amended and Restated Charter contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the completion of our initial Business Combination. Our Amended and Restated Charter contains a provision that provides that, if we seek to amend our Amended and Restated Charter (i) that would affect our Public Shareholders’ ability to redeem or sell their shares to us in connection with a Business Combination as described in this Report or to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 36 months from the closing of our Initial Public Offering, or January 21, 2025, if we utilize the full extension period granted to consummate a Business Combination, or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, we will provide Public Shareholders with the opportunity to redeem their Public Shares in connection with any such amendment. Specifically, our Amended and Restated Charter provides, among other things, that:

●	prior to the completion of our initial Business Combination, we shall either (i) seek shareholder approval of our initial Business Combination at a general meeting called for such purpose at which Public Shareholders may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination, or (ii) provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the completion of our initial Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to the limitations described herein;

●	we will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial Business Combination and, solely if we seek shareholder approval, we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of our Company;

●	if our initial Business Combination is not consummated by the end of the Combination Period (or by January 21, 2025), then our existence will terminate and we will distribute all amounts in the Trust Account; and

●	prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our Public Shares (a) on any initial Business Combination or (b) to approve an amendment to our Amended and Restated Charter to (x) extend the time we have to consummate a Business Combination beyond 36 months from the closing of our Initial Public Offering, or January 21, 2025, or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of the votes that are cast by holders of Ordinary Shares, voting as a single class, who, being present and entitled to vote at the general meeting of our Ordinary Shares. In the event we seek shareholder approval in connection with our initial Business Combination, our Amended and Restated Charter provides that we may consummate our initial Business Combination only if approved by a majority of the Ordinary Shares voted by our shareholders at a duly held general meeting.

Additionally, our Amended and Restated Charter provides that, prior to our initial Business Combination, only holders of our Founder Shares will have the right to vote on the appointment of directors and that holders of a majority of our Founder Shares may remove a member of the Board of Directors for any reason. These provisions of our Amended and Restated Charter may only be amended by a special resolution passed by at least 90% of our Ordinary Shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial Business Combination, except as required by law, holders of our Founder Shares and holders of our Public Shares will vote together as a single class, with each share entitling the holder to one vote.

Amendments to the Amended and Restated Charter

On January 19, 2023, we filed an amendment to the Amended and Restated Charter with the Cayman Islands Registrar of Companies, which extended the date by which we have to consummate an initial Business Combination from January 21, 2023 to October 21, 2023, or such earlier date in the Board’s sole discretion. On October 19, 2023, we filed another amendment to the Amended and Restated Charter with the Cayman Islands Registrar of Companies, which extended the date by which we have to consummate an initial Business Combination from October 21, 2023 to January 21, 2025, or such earlier date in the Board’s sole discretion.

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

Our Amended and Restated Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Employees

We currently have 2 executive officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our Management Team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person devotes in any time period varies based on the stage of the initial Business Combination process we are in.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business, such as the PSI Business Combination. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (x) following the fifth anniversary of the completion of our Initial Public Offering (January 21, 2027), (y) in which we have total annual gross revenue of at least $1.235 billion, or (z) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination, including the PSI Business Combination, in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses, such as PSI, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the PSI Business Combination;

●	our officers and directors may have difficulties allocating their time between our Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	our shareholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and our shareholders will have limited liquidity and trading;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	if we do not consummate the PSI Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as PSI, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	since our Sponsor will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after our Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Ordinary Shares at such time is substantially less than $11.44 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $11.44 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Rights will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States ("CFIUS”). Our Chief Executive Officer, Eric Chen, a Canadian citizen, holds an approximate 65% interest in the Sponsor, and therefore we or our Sponsor may constitute a “foreign person” under CFIUS rules and regulations. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review;

●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

●

if our initial business combination involves a company organized under the laws of a state of the United States, it is possible the Excise Tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination; and

●	there is substantial doubt about our ability to continue as a “going concern.”

Nasdaq may delist our securities from trading on its exchange prior to the Business Combination, which could limit investors’ ability to make transactions in our securities and subject it to additional trading restrictions.

We cannot assure our shareholders that our securities will continue to be listed on Nasdaq in the future and prior to the Business Combination. In order to continue listing our securities on Nasdaq prior to the Business Combination, we must maintain certain financial, distribution and share price levels.

On May 11, 2023, we received a deficiency letter (the “First Nasdaq Letter”) from the Listing Qualifications Department (the “Nasdaq Staff”) of Nasdaq notifying us that, for the preceding 30 consecutive business days, our Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”).

Also on May 11, 2023, we received a deficiency letter (the “Second Nasdaq Letter”) from the Nasdaq Staff notifying us that, for the preceding 30 consecutive business days, our Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”).

The First Nasdaq Letter and Second Nasdaq Letter received had no immediate effect on our Nasdaq listing. The Nasdaq Listing Rules provided us with a compliance period of 180 calendar days in which to regain compliance. If at any time during this compliance period, our MVLS closed at $50 million or more and our MVPHS closed at $15 million or more for a minimum of ten consecutive business days, Nasdaq would provide us written confirmation of compliance.

On September 25, 2023, we received a deficiency letter (the “Third Nasdaq Letter”) from the Nasdaq Staff notifying us that our Public Holders were below the 400 Public Holders minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Public Holders Requirement”).

The Third Nasdaq Letter had no immediate effect on our Nasdaq listing. The Nasdaq rules provided us with 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance.

On November 22, 2023, we received a notice (the “Nasdaq Notice”) from the Nasdaq Staff indicating that since we received the First Nasdaq Letter and Second Nasdaq Letter, we had not regained compliance with either of the MVLS Requirement or the MVPHS Requirement.

Pursuant to the Notice, unless a hearing is timely requested before the Nasdaq Hearings Panel (the “Panel”), our securities would have been subject to suspension and delisting from The Nasdaq Global Market at the opening of business on December 1, 2023, and a Form 25-NSE would be filed with the SEC, which would remove our securities from listing and registration on Nasdaq. Alternatively, we could consider applying to list its securities on The Nasdaq Capital Market, provided we satisfy the requirements for continued listing on that market. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market. In connection with the First Nasdaq Letter, Second Nasdaq Letter and Third Nasdaq Letter, we timely requested a hearing before the Panel.

The hearing to appeal the Nasdaq Notice was held on February 22, 2024 (see Note 1). Our securities continued to trade on The Nasdaq Global Market until the hearing process concluded and the Panel issued a written decision. There can be no assurance that the Panel will grant the Company’s request for a suspension of delisting or continued listing on The Nasdaq Global Market.

On February 13, 2024, we received a letter from the Nasdaq Staff indicating that we regained compliance with the MVPHS requirement. On March 14, 2024, the Panel issued its decision, which granted our request for continued listing, subject to certain conditions, including that (i) on or before May 1, 2024, we advise the Panel on the status of the SEC review of the PSI Registration Statement, (ii) or before May 15, 2024, we hold a shareholder meeting and obtain approval for completion of our Business Combination; and (iii) on or before May 20, 2024, we close our Business Combination and the new entity shall demonstrate compliance with Listing Rule 5505.

If Nasdaq delists our securities from trading on its exchange, whether due to our inability to comply regain compliance or otherwise, and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	our ability to complete the Business Combination;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Ordinary Shares are “penny stock,” which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A Ordinary Shares and Rights are currently listed on the Nasdaq Global Market, such securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, its securities would not be covered securities and it would be subject to regulation in each state in which it offers its securities.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Global Market.

If we seek to further extend the Combination Period, such extension would not be in compliance with Nasdaq rules, and unless Nasdaq were to grant us an exemption, will likely lead Nasdaq to suspend trading in or delist our securities.

Our securities are listed on the Nasdaq Global Market. Nasdaq IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be January 21, 2025 (the “Nasdaq Deadline”). If we were to seek to further extend the Combination Period beyond January 21, 2025, our Combination Period would extend beyond the Nasdaq Deadline. Consequently, further extension of our Combination Period does not comply with Nasdaq rules. There is a risk that, even if an extension were approved by our shareholders, trading in our securities may be suspended and we may be subject to delisting by Nasdaq. We cannot assure you that (i) Nasdaq will not delist our securities in the event such an extension were approved and we do not complete one or more Business Combinations by the Nasdaq Deadline, (ii) we will be able to obtain a hearing with the Panel to appeal the delisting determination, or (iii) our securities will not be suspended pending the Panel’s decision.

If Nasdaq delists any of our securities from trading and we are unable to list our securities on another national securities exchange, we expect our securities could potentially be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, on February 6, 2024, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A Ordinary Shares or pre-initial business combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the trust account to our Public Shareholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $11.44 per Public Share (as of December 31, 2023) upon the liquidation of our Trust Account and our Rights will expire worthless.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023, June 30, 2023, March 31, 2023, September 30, 2022, June 30, 2022, and March 31, 2022, as filed with the SEC on November 13, 2023, August 11, 2023, May 12, 2023, November 14, 2022, August 10, 2022, and May 13, 2022, respectively and (iv) Definitive Proxy Statement on Schedule 14A filed with the SEC on October 5, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to PSI and the PSI Business Combination, please see the PSI Registration Statement once filed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Properties.

Our executive offices are located at 875 Third Avenue, Suite M204A, New York, NY 10022, and our telephone number is (212) 380-8128. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor for office space, administrative and shared personnel support services pursuant to the Administrative Support Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Rights are each traded on the Nasdaq Global Market under the symbols “AIBBU”, “AIB” and “AIBBR”, respectively. Our Units commenced public trading on January 19, 2022, and our Public Shares and Public Rights commenced separate public trading on February 23, 2022.

(b)	Holders

On March 21, 2024, there were three holders of record of our Units, three holders of record of our Class A Ordinary Shares and one holder of record of our rights.

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

On October 18, 2023, we issued an aggregate of 2,156,249 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor in the Founder Share Conversion. The 2,156,249 Class A Ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the Class A Ordinary Shares issued in connection with the Founder Share Conversion are not registered under the Securities Act and remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement we entered into with our Sponsor, officers and directors. Following the Founder Share Conversion and the redemptions in connection with the Second Extension Amendment, there were (i) 3,612,025 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding, and (ii) the Sponsor held 69.27% of the outstanding Class A Ordinary Shares. For more information on the Founder Share Conversion and the Founder Shares’ transfer restrictions, see “Item 1. Business”.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 5(f) of the 2022 and 2021 Annual Report. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On February 6, 2024, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 19, 2023 we held the Second Extension Meeting and approved, among other things, the Second Extension Amendment, which extended the date by which we must consummate a Business Combination from October 21, 2023 to January 21, 2025 (or such earlier date as determined by the Board). In connection with the Second Extension Amendment, Public Shareholders holding 16,501 Public Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $185,030, or approximately $11.21 per share, to redeeming Public Shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2023	16,501	$11.21	—	—

November 1 – November 30, 2023	—	—	—	—

December 1 – December 31, 2023	—	—	—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company formed for the purpose of effecting a Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure our shareholders that our plans to complete a Business Combination will be successful.

Recent Developments

On February 6, 2024, we instructed Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

PSI Business Combination

On December 27, 2023, we entered into the PSI Business Combination Agreement with, the Sponsor, the Pubco, the First Merger Sub, the Second Merger Sub, and PSI.

Pursuant to the PSI Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (i) the First Merger Sub will merge with and into PSI, with PSI surviving such merger as a wholly-owned subsidiary of the Pubco and the outstanding shares of PSI being converted into the right to receive shares of the Pubco; and (ii) one business day following the First Merger, the Second Merger Sub will merge with and into our Company, with our Company surviving the Second Merger as a wholly-owned subsidiary of the Pubco and our outstanding securities being converted into the right to receive substantially equivalent securities of the Pubco.

On December 21, 2023, we entered into an amendment to the Underwriting Agreement with maxim, pursuant to which, in lieu of the $3,018,750 deferred underwriting fees payable upon the consummation of an initial Business Combination, Maxim or its designee will be entitled to receive 301,875 Deferred Underwriting Shares (as defined in the PSI Business Combination) upon the consummation of the PSI Business Combination.

On December 21, 2023, we engaged Maxim as our sole M&A advisor for the PSI Business Combination. The underwriter will be entitled to receive Pubco Ordinary Shares (as defined in the PSI Business Combination) as payment for its advisory services, which is equivalent to 1.0% of the equity value of the PSI, with unlimited piggyback registration rights and the same rights afforded other holders of the Pubco Ordinary Shares issued in the PSI Business Combination.

For a full description of the PSI Business Combination Agreement and the proposed PSI Business Combination, please see “Item 1. Business”.

Extensions of Our Combination Period

We initially had until January 21, 2023, 12 months from the closing of our Initial Public Offering, to consummate our initial Business Combination. On January 18, 2023, we held the First Extension Meeting and approved, among other things, amendments to the Amended and Restated Charter to (i) extend the date by which we must consummate an initial Business Combination from January 21, 2023 to October 21, 2023, and (ii) to permit the Board, in its sole discretion, to elect to wind up our operations on an earlier date than October 21, 2023. In connection with the First Extension Amendments, Public Shareholders holding 7,623,698 Ordinary Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. As a result, an aggregate amount of approximately $78,324,476 (approximately $10.27 per share) was removed from the Trust Account to pay such holders.

On October 19, 2023, we held the Second Extension Meeting and approved, among other things, an amendment to the Amended and Restated Charter to extend the date by which we have to consummate an initial Business Combination from October 21, 2023 to January 21, 2025, or such earlier date as determined by the Board of Directors. In connection with the Second Extension Amendment, Public Shareholders holding 16,501 Ordinary Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. As a result, $185,030 (approximately $11.21 per share) was removed from the Trust Account to pay such holders.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal shareholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Global Market.

Founder Share Conversion

On October 18, 2023, we issued an aggregate of 2,156,249 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares, held by the Sponsor. The 2,156,249 Class A ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement. For more information on the Founder Share Conversion, see “Item 1. Business”.

Following the Founder Share Conversion and redemptions in connection with the vote to approve the Second Extension Amendment, there were (i) 3,612,025 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding, and (ii) the Sponsor held 69.27% of the outstanding Class A Ordinary Shares.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from our inception through December 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and since the Initial Public Offering, the search for a prospective and consummation of an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering and Private Placement placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2023, we had a net loss of $733,308, which primarily consists of general and administrative expenses of $1,432,432, offset by interest and dividends earned on investments held in the Trust Account of $699,124.

For the year ended December 31, 2022, we had a net income of $588,411, which primarily consists of interest earned on investments held in the Trust Account of $1,383,127 and unrealized gain on investments held in the Trust Account of $29,948, offset by general and administrative expenses of $824,664.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had $114,709 in our operating bank account and working capital deficit of $1,592,208, which excludes investments held in the Trust Account, the liability for convertible note and deferred underwriting fee.

On July 30, 2021, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. The IPO Promissory Note became payable on the Initial Public Offering and is non-interest bearing. On January 21, 2022, the IPO Promissory Note was repaid in full.

On January 20, 2023, in connection with the vote to approve the First Extension Amendments, we issued the First Extension Note, a promissory note in the aggregate principal amount of $450,000 to the Sponsor, pursuant to which the First Extension Funds were deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the First Extension Amendments. The Sponsor agreed to pay $50,000 (or $0.05 per Public Share not redeemed) per month that the Board decided to take to complete an initial Business Combination, commencing on January 21, 2023 and continuing through October 21, 2023. As of December 31, 2023, an aggregate of $450,000 of the First Extension Funds has been deposited into the Trust Account. The First Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Any such Working Capital Loans would be on an interest-free basis and would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into Conversion Units at a price of $10.00 per Conversion Unit, at the option of the lender. The Conversion Units would be identical to the Private Units issued to our Sponsor. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

On January 23, 2023, we issued the Working Capital Note, a promissory note in the principal amount of up to $500,000 to the Sponsor. The Working Capital Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Working Capital Note may be converted into Conversion Units, each Conversion Unit consisting of one Class A Ordinary Share and one right exchangeable into one-tenth of one Class A Ordinary Share, equal to: (x) the portion of the principal amount of this Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of Conversion Units. The Conversion Units are identical to the Private Units issued by us to the Sponsor in the Private Placement. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Note. As of December 31, 2023, there was an outstanding balance of $500,000 on the Working Capital Note.

On October 19, 2023, in connection with the vote to approve the Second Extension Amendment we issued the Second Extension Note, a promissory note in the aggregate principal amount of up to $750,000 to the Sponsor, pursuant to which the Second Extension Funds are deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The Sponsor agreed to pay $50,000 (or $0.05 per Public Share not redeemed) per month that the Board decides to take to complete an initial Business Combination, commencing on October 21, 2023 and continuing through January 21, 2025. As of December 31, 2023, $150,000 had been deposited into the Trust Account in connection with the Second Extension Note. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of December 31, 2023, the Trust Account contains approximately $11.44 per remaining Public Share outstanding.

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

In connection with the our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” Management has determined that mandatory liquidation, should an initial Business Combination not occur within the Combination Period, and potential subsequent dissolution raises substantial doubt about the our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements and notes thereto included elsewhere in this Report.

We have entered into the Administrative Support Agreement, pursuant to which, we pay our Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 36 months, or until January 21, 2025, our Sponsor will be paid up to $10,000 per month ($360,000 in the aggregate) for office space, administrative and support services and is entitled to be reimbursed for any out-of-pocket expenses.

For more information on the agreements we have entered into with Maxim in connection with the PSI Business Combination, please see “PSI Business Combination” above.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we have not identified any critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2023.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Axel Hoerger	57	Chairman of Board
Eric Chen	49	Chief Executive Officer, Director
Jie Gao	40	Chief Financial Officer
David Adelman	59	Independent Director
Merry Tang	64	Independent Director
David Knower	62	Independent Director

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

Merry Tang has served as one of our directors since January 2022, has been an Independent Director and Audit Committee Chair for Ever-Glory International Group, Inc. (Nasdaq: EVK) from August 2011 to September 2022, China Sunergy Co., Ltd. (Nasdaq: CSUN) from June 2008 to July 2017, and Jakroo, Inc. (OTC: JKRO) from October 2017 through November 2019. She has been the managing partner of GZTY CPA Group, LLC since February 2008 and the Senior Auditor of PricewaterhouseCoopers LLP from September 2004 to August 2006. From September 1996 to August 2004, she served as the Finance Manager at Lucent Technologies, Inc. and from May 1993 to September 1996, she was Assistant Director of Cash and Investment Division with the State Government of New York. Ms. Tang graduated from the Central University of Finance & Economics, Beijing, China with a bachelor’s degree in banking in 1983 and a master’s degree in finance in 1986, before going on to receive her master’s degree in accounting from the State University of New York at Albany in 1993. We believe she is well qualified to serve as the head of our Audit Committee and on our Board of Directors due to her extensive accounting and directorship experience.

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

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

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

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Charter as it deems appropriate. Our Amended and Restated Charter provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established two standing committees of the Board of Directors — the Audit Committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee (the “Compensation Committee”). Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established the Audit Committee. David Knower and David Adelman serve as members of our Audit Committee, and Merry Tang chairs the Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. We believe that each of David Knower, David Adelman and Merry Tang meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the Audit Committee is financially literate and our Board of Directors has determined that Merry Tang qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an amended and restated Audit Committee charter, which details the purpose and principal functions of the Audit Committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Compensation Committee

We have established the Compensation Committee. David Knower and Merry Tang serve as members of our Compensation Committee, and David Adelman chairs the Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. David Adelman and David Knower are independent, and David Adelman chairs the Compensation Committee.

We have adopted an amended and restated compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation and any incentive-compensation and equity-based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	reviewing and making recommendations to the Board with respect to revisions to our clawback policy that allows us to recoup incentive compensation received by colleagues, and (ii) reviewing and making recommendations to the Board regarding clawbacks of incentive compensation and determining the extent, if any, to which incentive-based compensation of the relevant colleagues should be reduced or extinguished.

The Amended and Restated Charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics can be found as an exhibit to this Report and will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Trading Policies

On January 18, 2022, we adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19 and is incorporated herein by reference.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 29, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11. Executive Compensation.

None of our officers or directors have received or, prior to our initial Business Combination, will receive any cash compensation for services rendered to us. We pay our Sponsor up to $10,000 per month for office space, administrative and support services pursuant to the Administrative Support Agreement. Our Sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews, on a quarterly basis, all payments that were made to our Sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination, such as the PSI Registration Statement. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 21, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 3,612,026 Ordinary Shares, consisting of (i) 3,612,025 of our Class A Ordinary Shares and (ii) one Class B Ordinary Share, issued and outstanding as of March 21, 2024. On all matters to be voted upon, except for the election or removal of directors of the Board prior to an initial Business Combination when only Class B Ordinary Shares are entitled to vote, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required under applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis. The following table does not reflect record or beneficial ownership of the Private Rights as these Private Rights are not exercisable within 60 days of the date of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
AIB LLC	2,501,874	69.27%	1	100%	69.27%
Eric Chen (2)	2,501,874	69.27%	1	100%	69.27%
Alex Hoerger	—	—	—	—	—
David Adelman	—	—	—	—	—
Merry Tang	—	—	—	—	—
David Knower	—	—	—	—	—
Jie Gao	—	—	—	—	—
All directors and officers as a group (6 individuals)	2,501,874	69.27%	1	100%	69.27%

Other 5% Shareholders
Karpus Investment Management (3)	291,950	8.08%	—	—	8.08%
Feis Parties (4)	257,292	7.12%	—	—	7.12%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is 875 Third Avenue, Suite M204A, New York, New York 10022.

(2)	Represents shares held by our Sponsor. Eric Chen, our Chief Executive Officer, who, has voting and dispositive power over the shares held by our Sponsor. As such, Eric Chen may be deemed to beneficially own the shares held by the Sponsor.

(3)	According to a Schedule 13G filed on February 13, 2024 by Karpus Management, Inc., a New York corporation, d/b/a Karpus Investment Management (“Karpus”) The principal business address of Karpus is 183 Sully's Trail, Pittsford, New York 14534.

(4)	According to a Schedule 13G/A filed on March 7, 2022 by (i) Feis Equities LLC, a Illinois limited liability company, (“Feis”) and (ii) Lawrence M. Feis, a U.S. citizen (together with Feis, the “Feis Parties”). The number of Public Shares held by the Feis Parties is reported as of March 3, 2022, which does not reflect any redemption of shares by the Feis Parties in connection with the First Extension Meeting, Second Extension Meeting or any other transactions after March 3, 2022. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Feis Parties’ current beneficial ownership. The principal business address of each of the Feis Parties is 20 North Wacker Drive Suite 2115, Chicago, Illinois 60606.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

 None. For more information on the PSI Business Combination, please see “Item 1. Business”.

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

On October 18, 2023, we issued an aggregate of 2,156,249 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor, in the Founder Share Conversion. The 2,156,249 Class A ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement.

We have entered into the Administrative Support Agreement, pursuant to which, we pay our Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 36 months, or until January 21, 2025, our Sponsor will be paid up to $10,000 per month ($360,000 in the aggregate) for office space, administrative and support services and is entitled to be reimbursed for any out-of-pocket expenses.

Our Sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews, on a quarterly basis, all payments that were made to our Sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On July 30, 2021, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to the IPO Promissory Note. The IPO Promissory Note became payable on the Initial Public Offering and is non-interest bearing. On January 21, 2022, the IPO Promissory Note was repaid in full.

On January 20, 2023, in connection with the vote to approve the First Extension Amendments, we issued the First Extension Note, a promissory note in the aggregate principal amount of $450,000 to the Sponsor, pursuant to which the First Extension Funds were deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the First Extension Amendments. The Sponsor agreed to pay $50,000 (or $0.05 per Public Share not redeemed) per month that the Board decided to take to complete an initial Business Combination, commencing on January 21, 2023 and continuing through October 21, 2023. As of December 31, 2023, an aggregate of $450,000 of the First Extension Funds has been deposited into the Trust Account. The First Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation.

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

On January 23, 2023, we issued the Working Capital Note, a promissory note in the principal amount of up to $500,000 to the Sponsor. The Working Capital Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Working Capital Note may be converted into Conversion Units, each Conversion Unit consisting of one Class A Ordinary Share and one right exchangeable into one-tenth of one Class A Ordinary Share, equal to: (x) the portion of the principal amount of this Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of Conversion Units. The Conversion Units are identical to the Private Units issued by us to the Sponsor in the Private Placement. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Note. As of December 31, 2023, there was an outstanding balance of $500,000 on the Working Capital Note.

On October 19, 2023, in connection with the vote to approve the Second Extension Amendment we issued the Second Extension Note, a promissory note in the aggregate principal amount of up to $750,000 to the Sponsor, pursuant to which the Second Extension Funds are deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The Sponsor agreed to pay $50,000 (or $0.05 per Public Share not redeemed) per month that the Board decides to take to complete an initial Business Combination, commencing on October 21, 2023 and continuing through January 21, 2025. As of December 31, 2023, $150,000 had been deposited into the Trust Account in connection with the Second Extension Note. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of December 31, 2023, the Trust Account contains approximately $11.44 per remaining Public Share outstanding.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders, such as the PSI Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the Founder Shares, Private Units and units issued upon conversion of Working Capital Loans, such as the Conversion Units.

For more information on the agreements entered into in connection with the PSI Business Combination, please see “Item 1. Business”.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of David Adelman, Merry Tang, and David Knower is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY in connection with regulatory filings. The aggregate fees of UHY for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $117,250 and $161,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023 and 2022, we did not pay UHY any audit-related fees.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay UHY for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay UHY for any other services for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, any such services rendered prior to the formation of our Audit Committee in 2022 were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

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

Omitted at our Company’s option.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

AIB Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AIB Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on future financing and the completion of the initial business combination, and the Company’s cash and working capital as of December 31, 2023, are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events, conditions and plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, and our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 21, 2024

AIB ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash	$114,709	$44,217
Prepaid expenses - current	38,370	67,963
TOTAL CURRENT ASSETS	153,079	112,180

Investments held in Trust Account	11,315,193	88,525,575
TOTAL ASSETS	$11,468,272	$88,637,755
LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$653,733	$130,491
Promissory note - related party	600,000	—
Advance from related party	491,554	41,465
Convertible note - related party	500,000	—
TOTAL CURRENT LIABILITIES	2,245,287	171,956
LONG TERM LIABILITIES
Deferred underwriting fee - non-current	3,018,750	3,018,750
TOTAL LIABILITIES	5,264,037	3,190,706
COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS A ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 984,801 and 8,625,000 shares at redemption value of $11.49 and $10.26 per share at December 31, 2023 and 2022, respectively	11,315,193	88,525,575
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 2,627,224 and 470,975 shares issued and outstanding at December 31, 2023 and 2022, respectively	262	47
Class B ordinary shares; $0.0001 par value; 3,000,000 shares authorized; 1 and 2,156,250 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	215
Additional paid-in capital	—	—
Accumulated deficit	(5,111,220)	(3,078,788)
TOTAL SHAREHOLDERS’ DEFICIT	$(5,110,958)	$(3,078,526)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$11,468,272	$88,637,755

The accompanying notes are an integral part of these financial statements.

AIB ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2023	2022

General and administrative expenses	$1,432,432	$824,664
Loss from operations	(1,432,432)	(824,664)

Other income:
Interest and dividends earned on investments held in Trust Account	699,124	1,383,127
Unrealized gain on investments held in Trust Account	—	29,948
Total other income	699,124	1,413,075

Net (loss) income	$(733,308)	$588,411

Weighted average shares of redeemable Class A ordinary shares outstanding, basic and diluted	1,353,033	8,128,767
Basic and diluted net income per share, Class A redeemable	$0.45	$0.47

Weighted average shares of non-redeemable Class A ordinary shares outstanding, basic and diluted	914,040	443,878
Basic and diluted net loss per share, Class A non-redeemable	$(0.51)	$(1.26)

Weighted average shares of Class B ordinary shares outstanding, basic and diluted	1,713,185	2,156,250
Basic and diluted net loss per share, Class B	$(0.51)	$(1.26)

The accompanying notes are an integral part of these financial statements.

AIB ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	2,156,250	$215	$24,785	$(23,277)	$1,723

Proceeds from Initial Public Offering (net of offering costs)	—	—	—	—	5,844,179	—	5,844,179

Sale of Private Units	388,750	39	—	—	3,887,461	—	3,887,500

Representative Shares Issuance	82,225	8	—	—	597,992	—	598,000

Excess Value of Unit Purchase Option	—	—	—	—	56,000	—	56,000

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	(10,410,417)	(2,230,847)	(12,641,264)

Subsequent accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(1,413,075)	(1,413,075)

Net income	—	—	—	—	—	588,411	588,411

Balance — December 31, 2022	470,975	$47	2,156,250	$215	$—	$(3,078,788)	$(3,078,526)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(1,299,124)	(1,299,124)

Conversion of Class B shares	2,156,249	215	(2,156,249)	(215)	—	—	—

Net loss	—	—	—	—	—	(733,308)	(733,308)

Balance — December 31, 2023	2,627,224	$262	1	$—	$—	$(5,111,220)	$(5,110,958)

The accompanying notes are an integral part of these financial statements.

AIB ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net (loss) income	$(733,308)	$588,411
Adjustments to reconcile (loss) income to net cash used in operating activities:
Interest and dividends earned on investments held in Trust Account	(699,124)	(1,383,127)
Unrealized gain on investments held in Trust Account	—	(29,948)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	29,593	(67,963)
Advance from related party	10,000	—
Accounts payable and accrued expenses	523,242	113,849
Net cash used in operating activities	(869,597)	(778,778)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	(600,000)	(87,112,500)
Cash withdrawn from Trust Account in connection with redemption	78,509,506	—
Net cash provided by (used in) investing activities	77,909,506	(87,112,500)

Cash Flows from Financing Activities:
Payment of offering costs	—	(291,340)
Proceeds from the Initial Public Offering, net of underwriters’ discount	—	84,525,000
Proceeds from private placement	—	3,861,055
Advances from related party	545,466	67,910
Repayment of advances from related party	(105,377)	—
Proceeds from notes payable - related party	600,000	—
Proceeds from convertible promissory note - related party	500,000	—
Repayment of promissory note - related party	—	(272,500)
Redemption of common stock	(78,509,506)	—
Net cash (used in) provided by financing activities	(76,969,417)	87,890,125

Net Change in Cash	70,492	(1,153)
Cash – Beginning of period	44,217	45,370
Cash – End of period	$114,709	$44,217

Non-cash investing and financing activities:
Deferred underwriting commissions payable charged to additional paid in capital	$—	$3,018,750
Advance to related party offset against advance from related party	$—	$26,445
Conversion Class B ordinary shares to Class A ordinary shares	$215	$—
Accretion for Class A ordinary shares to redemption amount	$1,299,124	$14,054,339

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

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination, although the Company is focused on business in the fintech industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2023, the Company had not commenced any operations. All activity from June 18, 2021 (inception) through December 31, 2023 relates to the Company’s formation and IPO (as defined below), and, since the IPO, the search for and consummation of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

The Company’s Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission (“SEC”) on January 5, 2022 (File No. 333-260594), as amended, was declared effective on January 18, 2022). On January 21, 2022, the Company consummated its initial public offering (the “IPO”) of 7,500,000 units (“Units” and, with respect to the (i) shares of Class A Ordinary Shares (as defined below) included in the Units, the “Public Shares” and (ii) rights included in the Units offered, the “Public Rights”) at $10.00 per Unit, generating gross proceeds of $225,000,000 (see Note 3). Each Public Right entitles the holder to receive one-tenth (1/10) of one of Class A Ordinary Share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares”) upon the consummation of a Business Combination. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 355,000 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement (the “Private Placement”) to the Company’s sponsor, AIB LLC (the “Sponsor”), and Maxim Group, LLC (“Maxim”) generating gross proceeds of $3,550,000 (see Note 4).

Simultaneously with the closing of the IPO and the Private Placement, the Company consummated the closing of the sale of 1,125,000 additional units (the “Overallotment Units”) upon receiving notice of the underwriter’s election to fully exercise its overallotment option, generating additional gross proceeds of $11,250,000. Simultaneously with the exercise of the Overallotment Units, the Company consummated the private placement of an additional 33,750 Private Units to the Sponsor and Maxim, generating gross proceeds of $337,500.

Offering costs for the IPO and Overallotment Units amounted to $5,941,695, consisting of $1,725,000 of underwriting fees, consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees payable (which are held in the Trust Account (as defined below), $56,000 for the underwriter’s unit purchase option (see Note 6), $598,000 for the issuance of representative shares to the underwriters, and $543,945 of other costs. As described in Note 6, the $3,018,750 of deferred underwriting fees payable is contingent upon the consummation of a Business Combination, subject to the terms of the underwriting agreement entered into in connection with the IPO.

Following the closing of the IPO, the Private Placement and sale of the Overallotment Units, $87,112,500 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, Overallotment Units, and the Private Units in the Private Placement were placed in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) as trustee. As of December 31, 2023, the amounts placed in the Trust Account were invested in money market funds primarily held in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the amounts due under the Business Combination marketing agreement and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, which, as of December 31, 2023, was $11.44 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable.

All of the Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of incorporation (the “Amended and Restated Charter”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares are issued with other freestanding instruments (i.e., the Public Rights), the initial carrying value of the Public Shares classified as temporary equity is the allocated proceeds determined in accordance with FASB ASC Topic 470-20 “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480 Subtopic 10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Charter, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and other holders of our Founder Shares (as defined in Note 5) prior to our Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Notwithstanding the foregoing, the Amended and Restated Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares sold in the IPO, without the prior consent of the Company.

The Sponsor, officers and directors have agreed not to propose an amendment to the Amended and Restated Charter that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A Ordinary Shares in conjunction with any such amendment.

The Initial Shareholders have also agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below). However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than $11.44 per share held in the Trust Account as of December 31, 2023. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Extensions of the Combination Period

The Company initially had until January 21, 2023, 12 months from the closing of the Initial Public Offering, to consummate the initial Business Combination. On January 18, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extension Meeting”) and approved, among other things, amendments to the second amended and restated memorandum and articles of association (the “First Extension Amendment”) to (i) extend the date by which we must consummate an initial Business Combination from January 21, 2023 to October 21, 2023, and (ii) to permit the board of directors of the Company (the “Board”), in its sole discretion, to elect to wind up the Company’s operations on an earlier date than October 21, 2023. In connection with the vote to approve the First Extension Amendment and the Trust Amendment (as defined below), Public Shareholders holding 7,623,698 Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, an aggregate amount of $78,324,476 (approximately $10.27 per share) was removed from the Trust Account to pay such holders.

On January 19, 2023, upon the shareholders’ approval of the trust amendment proposal at the First Extension Meeting, the Company entered into an amendment (the “Trust Amendment”) to the Investment Management Trust Agreement, dated January 18, 2022 (the “Trust Agreement”), by and between the Company and Continental, to extend the date by which the Company would be required to consummate a Business Combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the Board, in its sole discretion.

On October 19, 2023, the Company held an extraordinary general meeting of shareholders in lieu of an annual meeting of shareholders (the “Second Extension Meeting”) and approved, among other things, an amendment to the Amended and Restated Charter to extend the date by which the Company has to consummate an initial Business Combination from October 21, 2023 to January 21, 2025, or such earlier date as determined by the Board (the “Second Extension Amendment”). In connection with vote to approve the Second Extension Amendment, Public Shareholders holding 16,501 Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. As a result, $185,030 (approximately $11.21 per share) was removed from the Trust Account to pay such holders.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination by January 21, 2025, the extended date (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay (i) its income and franchise taxes and (ii) up to $100,000 of dissolution expenses, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Founder Share Conversion

On October 18, 2023, the Company issued an aggregate of 2,156,249 Class A Ordinary Shares, to the Sponsor of the Company, upon the conversion (the “Conversion”) of an equal number of the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”), held by the Sponsor (Note 5).

The 2,156,249 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Report”), to which the accompanying financial statements and these notes form a part.

Nasdaq Notices

On May 11, 2023, the Company received two deficiency letter (the “First Nasdaq Letter”) and (the “Second Nasdaq Letter”) from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) and the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”).

The First Nasdaq Letter and Second Nasdaq Letter received had no immediate effect on the Company’s Nasdaq listing. The Nasdaq Listing Rules provided the Company a compliance period of 180 calendar days in which to regain compliance. If at any time during this compliance period, the Company’s MVLS closed at $50 million or more and the Company’s MVPHS closed at $15 million or more for a minimum of ten consecutive business days, Nasdaq would provide the Company written confirmation of compliance.

On September 25, 2023, the Company received a deficiency letter (the “Third Nasdaq Letter”) from the Nasdaq Staff notifying the Company that the Company’s Public Holders were below the 400 Public Holders minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(2) (the “Public Holders Requirement”).

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Third Nasdaq Letter had no immediate effect on the Company’s Nasdaq listing. The Nasdaq rules provided the Company 45 calendar days to submit a plan to regain compliance and a compliance period of up to 180 calendar days in which to evidence compliance.

On November 22, 2023, the Company received a notice (the “Nasdaq Notice”) from the Nasdaq Staff indicating that since it received the First Nasdaq Letter and Second Nasdaq Letter, the Company had not regained compliance with either of the MVLS Requirement or the MVPHS Requirement.

Pursuant to the Notice, unless a hearing is timely requested before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities would be subject to suspension and delisting from The Nasdaq Global Market at the opening of business on December 1, 2023, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on Nasdaq. Alternatively, the Company could consider applying to list its securities on The Nasdaq Capital Market, provided the Company satisfies the requirements for continued listing on that market. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market. In connection with the First Nasdaq Letter, Second Nasdaq Letter and Third Nasdaq Letter, the Company timely requested a hearing before the Panel. (See Note 9).

PSI Business Combination

On December 27, 2023, the Company entered into the PSI Business Combination Agreement with the Sponsor, Pubco, First Merger Sub, Second Merger Sub, and PSI (see Note 6).

Risks and Uncertainties

The Company’s results of operations and its ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. The Company’s business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and the Company’s ability to complete an initial Business Combination.

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Because there is a possibility that the Company may acquire a U.S. domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and the Company’s securities trade on Nasdaq, the Company may become a “covered corporation”.

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $114,709 in its operating bank account and working capital deficit of $1,592,208, which excludes investments held in the Trust Account, the liability for convertible note and deferred underwriting fee.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital.

If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to our Business Combination. Moreover, it may need to obtain other financing either to complete our Business Combination or because it becomes obligated to redeem a significant number of the Public Shares upon consummation of our Business Combination, in which case it may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete the Business Combination because it does not have sufficient funds available to it, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

On January 19, 2023, upon the shareholders’ approval of the Extension Amendment and the Trust Amendment, the Company entered into the Trust Amendment to extend the date by which the Company would be required to consummate a Business Combination from January 21, 2023 to October 21, 2023, or such earlier date as determined by the Board, in its sole discretion. Subsequently, on October 19, 2023, upon the shareholders’ approval of the Second Extension Amendment, the Company entered into the Second Extension Amendment to extend the date by which the Company would be required to consummate a Business Combination from October 21, 2023 to January 21, 2025, or such earlier date as determined by the Board, in its sole discretion. As a result, the Company has up to 36 months from the closing of the IPO on January 21, 2022 to consummate a Business Combination, unless further extended as permitted by the Amended and Restated Charter. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $114,709 and $44,217 in cash and did not have any cash equivalents as of December 31, 2023 and 2022, respectively.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Investments Held in the Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these trading securities are included in dividends, interest earned, and unrealized gain on investments held in the Trust Account in the accompanying statements of operations and are automatically reinvested therefore are considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. The fair value for these trading securities are determined using quoted market prices in active markets for identical assets.

During the year ended December 31, 2023, interest and dividends earned from the Trust Account amounted to $699,124, which includes $50,030 of accrued dividends received in January 2024, and $699,124 was fully reinvested. There was $78,509,506 of withdrawal made during the year ended December 31, 2023 in connection with the shareholders’ votes at the First Extension Meeting and the Second Extension Meeting, in which shareholders holding 7,640,199 shares of the Ordinary Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

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

In connection with the First Extension Meeting held on January 18, 2023, shareholders holding 7,623,698 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

In connection with the Second Extension Meeting held on October 19, 2023, shareholders holding 16,501 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

Accordingly, on December 31, 2023 and 2022, 984,801 and 8,625,000 shares of Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets, respectively.

As of December 31, 2023 and 2022, the shares of Class A Ordinary Shares subject to possible redemption reflected on the accompanying balance sheets are reconciled on the following table:

Gross proceeds	$86,250,000
Less:
Fair value of Public Rights at issuance	(6,272,000)
Class A Ordinary Shares issuance costs	(5,506,764)
Plus:
Accretion of carrying value to redemption value	14,054,339
Class A Ordinary Shares subject to possible redemption, December 31, 2022	88,525,575
Less:
Redemptions – January 18, 2023 and October 19, 2023	(78,509,506)
Plus:
Accretion of carrying value to redemption value	1,299,124
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$11,315,193

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $5,941,695, which were charged against shareholders’ deficit upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and Management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

The Company has two outstanding classes of Ordinary Shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Class A Ordinary Shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of Ordinary Shares and between the redeemable and the non-redeemable Ordinary Shares. The 1,472,277 Class A Ordinary Shares for which the outstanding Rights (as defined in Note 5) are exercisable were excluded from diluted earnings per share for the period ended December 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of Ordinary Shares.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2023
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(690,896)	$(466,735)	$(874,801)
Net income including accretion of temporary equity to redemption value	1,299,124	—	—
Net income (loss)	$608,228	$(466,735)	$(874,801)
Denominator:
Weighted Average Shares Outstanding including Ordinary Shares subject to redemption	1,353,033	914,040	1,713,185
Basic and diluted net income (loss) per share	$0.45	$(0.51)	$(0.51)

FOR THE YEAR ENDED DECEMBER 31, 2022
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(10,202,485)	$(557,115)	$(2,706,328)
Accretion of temporary equity to redemption value	12,641,264	—	—
Net income including accretion of temporary equity to redemption value	1,413,075	—	—
Net income (loss)	$3,851,854	$(557,115)	$(2,706,328)
Denominator:
Weighted Average Shares Outstanding including Ordinary Shares subject to redemption	8,128,767	443,878	2,156,250
Basic and diluted net income (loss) per share	$0.47	$(1.26)	$(1.26)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 8,625,000 Units (including 1,125,000 Overallotment Units) at a price of $10.00 per Unit. Each Unit consists of one share of Public Shares and one Public Right. Each Public Right entitles the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

On January 21, 2022, simultaneously with the consummation of the IPO and sale of the Overallotment Units, the Company consummated the issuance and sale of 388,750 Private Units (including 33,750 Private Units purchased simultaneously with the Overallotment Units) in the Private Placement at a price of $10.00 per Private Unit, generating gross proceeds of $3,887,500 to the Sponsor (345,625 Private Units) and Maxim (43,125 Private Units). Each Private Unit consists of one share of Class A Ordinary Shares (“Private Share”) and one right (the “Private Rights” and together with the Public Rights, the “Rights”). Each Private Right will entitle the holder thereof to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of a Business Combination.

A portion of the proceeds from the Private Placement were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and any underlying securities will be worthless.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On July 30, 2021, the Sponsor purchased 1,437,500 Class B Ordinary Shares (the “Founder Shares”) for an aggregate price of $25,000 (see Note 7). On September 13, 2021, the Company effected a share dividend of 0.5 shares for each Class B Ordinary Share outstanding, resulting in an aggregate of 2,156,250 Founder Shares outstanding. The Founder Shares will automatically convert into shares of Class A Ordinary Shares at the time of the Business Combination and are subject to certain transfer restrictions (see Note 7). Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of shares of Class A Ordinary Shares, subject to adjustment, at any time. The Initial Shareholders agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. Since the overallotment option was exercised in full, the 281,250 Founder Shares are no longer subject to forfeiture.

The Initial Shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property.

On October 18, 2023, the Company issued an aggregate of 2,156,249 of the Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of the Class B Ordinary Shares, held by the Sponsor. The 2,156,249 Class A Ordinary Shares issued in connection with the conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Report”), to which the accompanying financial statements and these notes form a part.

Administrative Support Agreement

The Company pays the Sponsor a fee of up to $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative services. For the year ended December 31, 2023, the Company incurred $120,000 fees for these services, of which $10,000 is included in advance from related party in the accompanying balance sheets. For the year ended December 31, 2022, the Company incurred and paid $114,000 fees for these services.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. These units would be identical to the Private Units.

On January 23, 2023, the Company issued an unsecured promissory note (the “Working Capital Note” in the principal amount of up to $500,000 to the Sponsor. The Working Capital Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Working Capital Note may be converted into units of the Company, each unit consisting of one Class A Ordinary Share and one right exchangeable into one-tenth of one Class A Ordinary Share (the “Conversion Units”), equal to: (x) the portion of the principal amount of the Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of Conversion Units. The Conversion Units are identical to the Private Units. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Note.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2023 and 2022, there was $500,000 and $0, related party loans outstanding under the Working Capital Note, respectively.

Related Party Extension Loans

On January 20, 2023, the Company issued a promissory note (the “First Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor (the “First Extension Funds”), pursuant to which the First Extension Funds were deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the vote to approve the First Extension Amendment and Trust Amendment. The Sponsor agreed to pay $50,000 per month (or $0.05 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination, commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $450,000. As of December 31, 2023, an aggregate of $450,000 of the First Extension Funds had been deposited into the Trust Account. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

In connection with the Second Extension Amendment, on October 19, 2023, the Company issued a promissory note (the “Second Extension Note”) in the aggregate principal amount of up to $750,000 to the Sponsor (the “Second Extension Funds”), pursuant to which the Second Extension Funds are deposited into the Trust Account for the benefit of each outstanding Class A Ordinary Share of the Company that was not redeemed in connection with the extension of the Company’s termination date from October 21, 2023 to January 21, 2025.

The Company agreed to deposit $50,000 per month into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on October 21, 2023 and on the 21st day of each subsequent month) until January 21, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $750,000. As of December 31, 2023, an aggregate of $150,000 of the Second Extension Funds had been deposited into the Trust Account. As of December 31, 2023, the Trust Account contains approximately $11.44 per remaining Public Share outstanding.

As of December 31, 2023 and 2022, there was $600,000 and $0 Related Party Extension Loans outstanding under the First Extension Note and the Second Extension Note, respectively.

Advance from Related Party

For the period ended December 31, 2023 and 2022, the Sponsor paid expenses totaling $144,597 and $67,910 on behalf of the Company, respectively, of which a total of $105,377 has been repaid through December 31, 2023 and during the period ended December 31, 2022 amounts due from the Sponsor amounting to $26,445 was offset against the advance from the Sponsor.

For the period ended December 31, 2023 the Sponsor advanced $400,869 to the Company for working capital purposes.

As of December 31, 2023 and 2022, the Company owes the Sponsor $491,554 and $41,465, which includes $10,000 and $0 owed for administrative support services, respectively. Balance owed to Sponsor are reported as advance from related party on the accompanying balance sheets.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Units and Conversion Units (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities will be entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However the registration rights provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Underwriting Agreement

In connection with the IPO, $0.35 per Unit, or $3,018,750 in the aggregate, is payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement entered into in connection with the IPO.

On December 21, 2023, the Company and Maxim entered into an amendment to the Underwriting Agreement, pursuant to which, in lieu of the $3,018,750 deferred underwriting fees payable upon the consummation of an initial Business Combination, Maxim or its designee will be entitled to receive 301,875 Deferred Underwriting Shares upon the consummation of the Business Combination.

Legal fees

On January 27, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and assist in U.S. securities work related to the Initial Business Combination. The fee structure for this agreement permits amounts invoiced to be paid in installments and/or deferred until closing, with any balance owed at the closing of the Business Combination to be subject to a certain premium. As of December 31, 2023 and 2022, the total outstanding amount for services provided by EGS, including any amount not paid and the deferred portion that is contingent upon the closing of a Business Combination, was $499,931 and $56,166, respectively, which were considered outstanding per the terms of the EGS Agreement and are included in accounts payable and accrued expenses on the accompanying balance sheets. As the Business Combination cannot be deemed probable as of December 31, 2023 and 2022, there was no accrual made for premiums on the outstanding fees.

Business Combination Agreement

On December 27, 2023, the Company entered into a Business Combination Agreement (the “PSI Business Combination Agreement”, and the transactions and agreements contemplated by the PSI Business Combination Agreement, the “PSI Business Combination”) with the Sponsor, in the capacity as the representative of the Company and the shareholders of the Company immediately prior to the Second Merger Effective Time (as defined in the PSI Business Combination Agreement), PS International Group Ltd., an exempted company incorporated with limited liability in the Cayman Islands (the “Pubco”), PSI Merger Sub I Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of the Pubco (the “First Merger Sub”), PSI Merger Sub II Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of the Pubco (the “Second Merger Sub”), and PSI Group Holdings Ltd 利航國際控股有限公司, an exempted company incorporated with limited liability in the Cayman Islands (“PSI”).

Pursuant to the PSI Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the PSI Business Combination Agreement, (a) the First Merger Sub will merge with and into PSI (the “First Merger”), with PSI surviving the First Merger as a wholly-owned subsidiary of the Pubco and the outstanding shares of PSI being converted into the right to receive shares of the Pubco; and (b) one business day following the First Merger, the Second Merger Sub will merge with and into the Company (the “Second Merger”), with the Company surviving the Second Merger as a wholly-owned subsidiary of the Pubco and the Company’s outstanding securities being converted into the right to receive substantially equivalent securities of the Pubco.

Related Agreements and Documents

Lock-Up Agreements

Simultaneously with the execution of the PSI Business Combination Agreement, the Pubco, the Sponsor, PSI and the Company have entered into lock-up agreements with certain holders of the Founder Shares and with certain holders of the Company’s securities. These lock-up agreements provide for a lock-up period commencing on the Closing Date (as defined in the PSI Business Combination Agreement) and ending on the earlier of (i) the 6-month anniversary of the Closing (as defined in the PSI Business Combination Agreement) and (ii) the date on which Pubco completes a liquidation, merger, capital stock exchange, reorganization, bankruptcy or other similar transaction that results in all of the outstanding Pubco Ordinary Shares being (as defined in the PSI Business Combination Agreement) converted into cash, securities or other property, with respect to Pubco Ordinary shares held by the such shareholder. The parties’ undertakings in the Lock-Up Agreements were made as a condition to the willingness of PSI and the Company to enter into the PSI Business Combination Agreement and as an inducement and in consideration therefor.

Support Agreement

Simultaneously with the execution of the PSI Business Combination Agreement, the Pubco, the Company, PSI, the Sponsor and certain shareholders of PSI have entered into a Support Agreement (the “Support Agreement”), pursuant to which, among other things, the Sponsor and the shareholders of PSI have agreed (a) to support the adoption of the PSI Business Combination Agreement and the approval of the PSI Business Combination, subject to certain customary conditions, and (b) not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions. In addition, the Sponsor agreed in the Support Agreement that, to the extent the Sponsor fails to pay or otherwise discharge any “Excess SPAC Expense Amount” (defined as the amount, if any, by which the aggregate amounts payable in cash for the Company’s accrued transaction expenses at the Closing, and any loans owed by the Company to the Sponsor for transaction and other administrative costs and expenses, exceeds $1.5 million), the Sponsor shall automatically transfer to Pubco and forfeit for cancellation (for no additional cash consideration) a quantity of Pubco Ordinary Shares otherwise due to the Sponsor at Closing equal to (i) the portion of the Excess SPAC Expense Amount that is unpaid or otherwise undischarged by the Sponsor, divided by (ii) $10.00. The parties’ undertakings in the Support Agreement were made as a condition to the willingness of PSI and the Company to enter into the PSI Business Combination Agreement and as an inducement and in consideration therefor.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Registration Rights Agreement

Simultaneously with the execution of the PSI Business Combination Agreement, the Pubco, certain shareholders of the Company and PSI, entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the parties listed under “Investor” on the signature page thereto will be provided the right to demand registrations, piggy-back registrations and shelf registrations with respect to Registrable Securities (as defined in the Registration Rights Agreement). The Registration Rights Agreement contains customary covenants regarding registration procedures and mutual indemnification obligations, among other matters. The parties’ undertakings in the Registration Rights Agreement are made were made as a condition to the willingness of PSI and the Company to enter into the PSI Business Combination Agreement and as an inducement and in consideration therefor.

Advisory Agreement

On December 21, 2023, Maxim was engaged by the Company as its sole M&A advisor for the PSI Business Combination. If the Company has a Closing of the PSI Business Combination, during either (i) the term of the engagement of Maxim, or (ii) unless the engagement with Maxim is terminated by Maxim for convenience or by the Company for cause (in which case, no fee shall be payable) at any time during a period of twelve (12) months following the termination of the engagement with Maxim, then the Company shall pay to Maxim upon the closing of the PSI Business Combination, one percent (1.0%) of the equity value of PSI (the “Success Fee”). The Success Fee shall be comprised entirely of the Company’s ordinary shares which shall be issued to Maxim at the same price per share as any shares issued in the PSI Business Combination. The ordinary shares that are issued to Maxim will have unlimited piggyback registration rights and additionally will have the same registration rights and other rights afforded to holders of the Company’s ordinary shares who are issued shares in the PSI Business Combination.

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

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 50,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 2,627,224 and 470,975 shares of Class A Ordinary Shares outstanding, respectively (excluding 984,801 and 8,625,000 shares of Class A Ordinary Shares subject to possible redemption, respectively).

Class B Ordinary Shares

The Company is authorized to issue 3,000,000 shares of Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1 and 2,156,250 shares of Class B Ordinary Shares outstanding, respectively.

Holders of shares of Class A Ordinary Shares and shares of Class B Ordinary Shares vote together as a single class on all other matters submitted to a vote of shareholders, except for the election or removal of directors of the Board prior to an initial Business Combination when only Class B Ordinary Shares are entitled to vote.

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

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-tenth (1/10) of one Class A Ordinary Share upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Amended and Restated Charter with respect to its pre-Business Combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each Public Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Public Rights in order to receive his, her or its additional shares of Class A Ordinary Share upon consummation of a Business Combination. The shares issuable upon exchange of the Rights will be freely tradable (except to the extent held by affiliates of the Company).  If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Ordinary Shares will receive in the transaction on an as-converted into Ordinary Share basis.

AIB ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023 and 2022, there were 8,625,000 Public Rights outstanding.

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

At December 31, 2023, the assets held in the Trust Account were held in money market funds which is invested primarily in treasury funds. At December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in the Trust Account	1	$11,265,163	—	—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2022	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment held in the Trust Account	1	$88,525,575	—	—

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

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on February 6, 2024, the Company instructed Continental  to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Citibank, with Continental continuing to act as trustee, until the earlier of the consummation of the Company’s initial Business Combination or liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the IPO and Private Placement are no longer invested in U.S. government securities or money market funds.

In connection with the First Nasdaq Letter, Second Nasdaq Letter and Third Nasdaq Letter, the Company timely requested a hearing before the Panel and the hearing to appeal the Nasdaq Notice was held on February 22, 2024 (see Note 1). The Company’s securities continued to trade on The Nasdaq Global Market until the hearing process concluded and the Panel issued a written decision. There can be no assurance that the Panel will grant the Company’s request for a suspension of delisting or continued listing on The Nasdaq Global Market.

On February 13, 2024, the Company received a letter from the Nasdaq Staff indicating that the Company regained compliance with the MVPHS requirement. On March 14, 2024, the Panel issued its decision, which granted the Company’s request for continued listing, subject to certain conditions, including that (i) on or before May 1, 2024, the Company advises the Panel on the status of the SEC review of the registration statement on Form F-4 to be field with the SEC by the Pubco, relating to the PSI Business Combination and containing a proxy statement of the Company, (ii) or before May 15, 2024, the Company holds a shareholder meeting and obtain approval for completion of its initial business combination; and (iii) on or before May 20, 2024, the Company closes its Business Combination and the new entity shall demonstrate compliance with Listing Rule 5505.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated January 18, 2022, by and between the Company and Maxim Group LLC. (4)
1.2	Amendment No.1 to Underwriting Agreement, dated December 21, 2023, by and between the Company and Maxim Group LLC.*
2.1	Business Combination Agreement, dated as of December 27, 2023, by and among the Company, AIB LLC, PS International Group Ltd., PSI Merger Sub I Limited, PSI Merger Sub II Limited, and PSI Group Holdings Ltd 利航國際控股有限公司. (9)
3.1	Second Amended and Restated Memorandum and Articles of Association. (3)
3.2	First Amendment to the Second Amended and Restated Memorandum and Articles of Association. (6)
3.3	Second Amendment to the Second Amended and Restated Memorandum and Articles of Association. (8)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Rights Certificate. (2)
4.4	Rights Agreement, dated January 18, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (4)
4.5	Description of Registered Securities. (5)
10.1	Securities Subscription Agreement, dated July 30, 2021, between the Company and AIB LLC. (1)
10.2	Form of Indemnity Agreement (2)
10.3	Amended and Restated Promissory Note, dated December 31, 2021, issued to AIB LLC. (3)
10.4	Letter Agreement, dated January 18, 2022, by and among the Company, its officers and directors, and the Sponsor. (4)
10.5	Investment Management Trust Agreement, dated January 18, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (4)
10.6	Registration Rights Agreement, dated January 18, 2022, by and among the Company, Maxim Group LLC, AIB LLC and certain security holders. (4)
10.7	Administrative Support Agreement, dated January 18, 2022, by and between the Company and the AIB LLC. (4)
10.8	Maxim Unit Purchase Agreement, dated January 18, 2022, by and between the Company and Maxim Group LLC. (4)
10.9	Sponsor Unit Purchase Agreement, dated January 18, 2022, by and between the Company and AIB LLC. (4)
10.10	Unit Purchase Option, dated January 21, 2022, issued by the Company to Maxim Partners LLC. (4)
10.11	Amendment to the Investment Management Trust Agreement, dated as of January 19, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.. (6)
10.12	Promissory Note issued to AIB LLC, dated January 20, 2023. (6)
10.13	Promissory Note issued to AIB LLC, dated January 23, 2023. (7)
10.14	Promissory Note issued to AIB LLC, dated October 19, 2023. (8)
10.15	Form of Lock-Up Agreement, dated as of December 27, 2023, by and among the Company, PS International Group Ltd., AIB LLC, PSI Group Holdings Ltd 利航國際控股有限公, and shareholders of PSI Group Holdings Ltd 利航國際控股有限公司. (9)

10.16	Form of Shareholder Support Agreement, dated as of December 27, 2023, by and among the Company, PS International Group Ltd., PSI Group Holdings Ltd 利航國際控股有限公司, certain shareholders of PSI Group Holdings Ltd 利航國際控股有限公司, certain shareholders of AIB Acquisition Corporation, and AIB LLC. (9)
10.17	Form of Registration Rights Agreement, dated as of December 27, 2023, by and among the Company, PS International Group Ltd., and certain investors of AIB Acquisition Corporation and PSI Group Holdings Ltd 利航國際控股有限公司. (9)
14	Form of Code of Ethics. (1)
19.1	Insider Trading Policies and Procedures, adopted January 18, 2022.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 29, 2023.*
99.1	Amended and Restated Audit Committee Charter.*
99.2	Amended and Restated Compensation Committee Charter *
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-260594), filed with the SEC on October 29, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-260594), filed with the SEC on November 22, 2021.
(3)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-260594), filed with the SEC on January 5, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2022.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2023.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2023.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2023.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2024	AIB ACQUISITION CORPORATION

	By:	/s/ Eric Chen
	Name:	Eric Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Chen	Chief Executive Officer and Director	March 21, 2024
Eric Chen	(Principal Executive Officer)

/s/ Axel Hoerger	Chairman of the Board	March 21, 2024
Axel Hoerger

/s/ Jie Gao	Chief Financial Officer	March 21, 2024
Jie Gao	(Principal Financial and Accounting Officer)

/s/ David Adelman	Independent Director	March 21, 2024
David Adelman

/s/ Merry Tang	Independent Director	March 21, 2024
Merry Tang

/s/ David Knower	Independent Director	March 21, 2024
David Knower