Form 10-Q
period 2024-03-31
AIB Acquisition Corp
filed 2024-05-23
CIK 1882963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 22, 2024, there were 3,612,025 Class A ordinary shares, par value $0.0001 per share and one Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

AIB ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements

AIB ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,552	$114,709
Prepaid expenses - current	74,038	38,370
Total current assets	80,590	153,079

Cash and investments held in the Trust Account - non-current	11,487,149	11,315,193
TOTAL ASSETS	$11,567,739	$11,468,272
LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,044,822	$653,733
Promissory note - related party	650,000	600,000
Advance from related party	549,554	491,554
Convertible note - related party	500,000	500,000
Total current liabilities	2,744,376	2,245,287
LONG TERM LIABILITIES
Deferred underwriting fee - non-current	3,018,750	3,018,750
TOTAL LIABILITIES	5,763,126	5,264,037

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE CLASS A ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 984,801 shares at redemption value of $11.66 and $11.49 per share at March 31, 2024 and December 31, 2023, respectively	11,487,149	11,315,193
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 2,627,224 shares issued and outstanding at March 31, 2024 and December 31, 2023	262	262
Class B ordinary shares; $0.0001 par value; 3,000,000 shares authorized; 1 share issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	—	—
Accumulated deficit	(5,682,798)	(5,111,220)
TOTAL SHAREHOLDERS’ DEFICIT	(5,682,536)	(5,110,958)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES, AND SHAREHOLDERS’ DEFICIT	$11,567,739	$11,468,272

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

General and administrative expenses	$521,578	$288,676
Loss from operations	(521,578)	(288,676)

Other income:
Interest earned on cash and investments held in the Trust Account	121,956	276,729
Unrealized gain on investments held in the Trust Account	—	3,074
Total other income	121,956	279,803

Net loss	$(399,622)	$(8,873)

Weighted average shares of redeemable Class A ordinary shares outstanding, basic and diluted	984,801	2,441,334
Basic and diluted net income per share, Class A redeemable	$0.02	$0.09

Weighted average shares of non-redeemable Class A ordinary shares outstanding, basic and diluted	2,627,224	470,975
Basic and diluted net loss per share, Class A non-redeemable	$(0.16)	$(0.09)

Weighted average shares of Class B ordinary shares outstanding, basic and diluted	1	2,156,250
Basic and diluted net loss per share, Class B	$(0.00)	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	2,627,224	$262	1	$—	$—	$(5,111,220)	$(5,110,958)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(171,956)	(171,956)

Net loss	—	—	—	—	—	(399,622)	(399,622)

Balance — March 31, 2024	2,627,224	$262	1	$—	$—	$(5,682,798)	$(5,682,536)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	470,975	$47	2,156,250	$215	$—	$(3,078,788)	$(3,078,526)

Accretion for Class A Ordinary Shares to redemption value	—	—	—	—	—	(429,803)	(429,803)

Net loss	—	—	—	—	—	(8,873)	(8,873)

Balance — March 31, 2023	470,975	$47	2,156,250	$215	$—	$(3,517,464)	$(3,517,202)

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(399,622)	$(8,873)
Adjustments to reconcile loss to net cash used in operating activities:
Interest earned on cash and investments held in the Trust Account	(121,956)	(276,729)
Unrealized loss on investments held in the Trust Account	—	(3,074)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(35,668)	(37,676)
Accounts payable and accrued expenses	391,089	75,504
Net cash used in operating activities	(166,157)	(250,848)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(50,000)	(150,000)
Cash withdrawn from Trust Account in connection with redemption	—	78,324,476
Net cash (used in) provided by investing activities	(50,000)	78,174,476

Cash Flows from Financing Activities:
Advances from related party	58,000	227,097
Proceeds from promissory note – related party	50,000	150,000
Proceeds from convertible promissory note – related party	—	500,000
Redemption of ordinary shares	—	(78,324,476)
Net cash provided by (used in) financing activities	108,000	(77,447,379)

Net Change in Cash	(108,157)	476,249
Cash – Beginning of period	114,709	44,217
Cash – End of period	$6,552	$520,466

Non-cash investing and financing activities:
Accretion for Class A ordinary shares to redemption amount	$171,956	$429,803

The accompanying notes are an integral part of these unaudited condensed financial statements

AIB ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity from June 18, 2021 (inception) through March 31, 2024 relates to the Company’s formation and IPO (as defined below), and, since the IPO, the search for and consummation of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

Following the closing of the IPO, the Private Placement and sale of the Overallotment Units, $87,112,500 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, Overallotment Units, and the Private Units in the Private Placement were placed in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company (“Continental”) as trustee. As of March 31, 2024, the amounts placed in the Trust Account were invested in money market funds primarily held in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, which, as of March 31, 2024, was $11.66 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable.

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

The Initial Shareholders have also agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period (as defined below). However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than $11.66 per share held in the Trust Account as of March 31, 2024. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The 2,156,249 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 21, 2024 (the “2023 Annual Report”).

Nasdaq Notices

On May 11, 2023, the Company received two deficiency letter (the “First Nasdaq Letter” and the “Second Nasdaq Letter”) from the Listing Qualifications Department (the “Nasdaq Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the Company’s Market Value of Listed Securities (“MVLS”) was below the $50 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) and the Company’s Market Value of Publicly Held Shares (“MVPHS”) was below the $15 million minimum requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(3)(C) (the “MVPHS Requirement”).

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

On February 13, 2024, the Company received a letter from the Nasdaq Staff indicating that the Company regained compliance with the MVPHS requirement. On March 14, 2024, the Panel issued its decision, which granted the Company’s request for continued listing, subject to certain conditions, including that (i) on or before May 1, 2024, the Company advises the Panel on the status of the SEC review of the registration statement on Form F-4 to be field with the SEC by PS International Group Ltd., an exempted company incorporated with limited liability in the Cayman Islands (the “Pubco”), relating to the PSI Business Combination and containing a proxy statement of the Company, (ii) or before May 15, 2024, the Company holds a shareholder meeting and obtain approval for completion of its initial business combination; and (iii) on or before May 20, 2024, the Company closes its Business Combination and the new entity shall demonstrate compliance with Listing Rule 5505.

On May 7, 2024, the Company received written notice (the “Notice Letter”) from the Panel indicating that the Panel had determined to delist the Company’s securities from Nasdaq and that trading in the Company’s securities would be suspended at the open of trading on May 9, 2024, due to the Company’s failure to satisfy the terms of the Panel’s March 14, 2024 decision listed above. On May 1, 2024, the Company notified the Panel that it would not be able to close its initial Business Combination by the Panel’s May 20, 2024 deadline. Accordingly, the Panel determined to delist the Company’s securities from Nasdaq as set forth in the Notice Letter.

Following suspension of trading on Nasdaq, the Company’s units, ordinary shares and rights have been eligible to trade on the OTC Markets under the tickers “ACCUF,” “AIBAF,” and “AACRF,” respectively. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934 on Form 25 with the SEC after the applicable Nasdaq review and appeal periods have lapsed and/or upon the closing of the Company’s initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $6,552 in its operating bank account and working capital deficit of $2,163,786, which excludes cash held in the Trust Account, the liability for convertible note and deferred underwriting fee.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of the Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s 2023 Annual Report. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $6,552 and $114,709 in cash and did not have any cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Cash and Investments Held in the Trust Account

As of March 31, 2024, all of the assets held in the Trust account were held in an interest-bearing demand deposit account. As of December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these trading securities are included in dividends, interest earned, and unrealized gain on cash and investments held in the Trust Account in the accompanying statements of operations and are automatically reinvested therefore are considered as an adjustment to reconcile net income (loss) to net cash used in operating activities in the statements of cash flows. The fair value for these trading securities are determined using quoted market prices in active markets for identical assets.

During the three months March 31, 2024, interest earned from the Trust Account amounted to $121,956.

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

Accordingly, on March 31, 2024 and December 31, 2023, 984,801 shares of Class A Ordinary Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.

As of March 31, 2024 and December 31, 2023, the shares of Class A Ordinary Shares subject to possible redemption reflected on the accompanying balance sheets are reconciled on the following table:

Class A Ordinary Shares subject to possible redemption, January 1, 2023	88,525,575
Less:
Redemptions – January 18, 2023 and October 19, 2023	(78,509,506)
Plus:
Accretion of carrying value to redemption value	1,299,124
Class A Ordinary Shares subject to possible redemption, December 31, 2023	$11,315,193
Plus:
Accretion of carrying value to redemption value	171,956
Class A Ordinary Shares subject to possible redemption, March 31, 2024	$11,487,149

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and Management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” equals or approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2024 and December 31, 2023. Management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

The Company has two outstanding classes of Ordinary Shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Class A Ordinary Shares include redeemable and non-redeemable shares. Earnings and losses are shared pro rata between the two classes of Ordinary Shares and between the redeemable and the non-redeemable Ordinary Shares. The 901,375 Class A Ordinary Shares for which the outstanding Rights (as defined in Note 3 and 4) are exercisable were excluded from diluted earnings per share for the period ended March 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per Ordinary Share is the same as basic net loss per Ordinary Share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of Ordinary Shares.

FOR THE THREE MONTHS ENDED MARCH 31, 2024
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(155,838)	$(415,740)	$—
Net income including accretion of temporary equity to redemption value	171,956	—	—
Net income (loss)	$16,118	$(415,740)	$—
Denominator:
Weighted Average Shares Outstanding including Ordinary Shares subject to redemption	984,801	2,627,224	1
Basic and diluted net income (loss) per share	$0.02	$(0.16)	$—

FOR THE THREE MONTHS ENDED MARCH 31, 2023
	Redeemable	Non-redeemable
NUMERATOR	Class A	Class A	Class B
Numerator:
Allocation of net loss	$(211,294)	$(40,762)	$(186,620)
Net income including accretion of temporary equity to redemption value	429,803	—	—
Net income (loss)	$218,509	$(40,762)	$(186,620)
Denominator:
Weighted Average Shares Outstanding including Ordinary Shares subject to redemption	2,441,334	470,975	2,156,250
Basic and diluted net income (loss) per share	$0.09	$(0.09)	$(0.09)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

On October 18, 2023, the Company issued an aggregate of 2,156,249 of the Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of the Class B Ordinary Shares, held by the Sponsor. The 2,156,249 Class A Ordinary Shares issued in connection with the conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the 2023 Annual Report.

Administrative Support Agreement

The Company pays the Sponsor a fee of up to $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative services. For the three months ended March 31, 2024 and 2023, the Company incurred and paid $30,000 fees for these services.

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

As of March 31, 2024 and December 31, 2023, there was $500,000, related party loans outstanding under the Working Capital Note.

Related Party Extension Loans

On January 20, 2023, the Company issued a promissory note (the “First Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor (the “First Extension Funds”), pursuant to which the First Extension Funds were deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the vote to approve the First Extension Amendment and Trust Amendment. The Sponsor agreed to pay $50,000 per month (or $0.05 per Public Share not redeemed) that the Company decides to take to complete an initial Business Combination, commencing on January 21, 2023 and continuing through October 21, 2023, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $450,000. As of March 31, 2024, an aggregate of $450,000 of the First Extension Funds had been deposited into the Trust Account. The First Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of the liquidation of the Company.

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

The Company agreed to deposit $50,000 per month into the Trust Account, which equates to approximately $0.05 per remaining Public Share, for each calendar month (commencing on October 21, 2023 and on the 21st day of each subsequent month) until January 21, 2025, or portion thereof, that is needed to complete an initial Business Combination, for up to an aggregate of $750,000. As of March 31, 2024, an aggregate of $200,000 of the Second Extension Funds had been deposited into the Trust Account. As of March 31, 2024, the Trust Account contains approximately $11.66 per remaining Public Share outstanding. As of May 21, 2024, an aggregate of $400,000 (plus applicable interest) of the Second Extension Funds had been deposited into the Trust Account which covers the extension period through June 21, 2024. As such, total Second Extension Funds deposited to date covers the first eight months of extension permitted by the Second Extension Amendment.

As of March 31, 2024 and December 31, 2023, there was $650,000 and $600,000 Related Party Extension Loans outstanding under the First Extension Note and the Second Extension Note, respectively.

Advance from Related Party

For the year-to-date period ended March 31, 2024 and December 31, 2023, the Sponsor paid expenses totaling $20,000 and $144,597 on behalf of the Company, respectively, of which a total of $0 and $105,377 has been repaid through March 31, 2024 and December 31, 2023, respectively.

For the period ended March 31, 2024 and 2023, the Sponsor advanced $38,000 and $227,097 to the Company for working capital purposes, respectively. The total cash advanced by the Sponsor as of March 31, 2024 was $58,000, which includes $20,000 expenses paid by the Sponsor on behalf of the Company.

As of March 31, 2024 and December 31, 2023, the Company owes the Sponsor $549,554 and $491,554, which includes $0 and $10,000 owed for administrative support services, respectively. Balance owed to the Sponsor are reported as advance from related party on the accompanying condensed balance sheets.

On January 20, 2022, the Company entered into an engagement agreement with HG, LLP, an affiliate of Jie Gao, the Chief Financial Officer of the Company, pursuant to which HG, LLP would provide certain financial advisor services in connection with assisting the Company in preparing the financial portions of the Company’s quarterly reports and annual reports. The Company will pay HG, LLP $5,000 for each 10-Q filing and $10,000 for each 10-K filing. As of March 31, 2024, an aggregate of $60,000 had been paid to HG, LLP for such services with $10,000 and $10,000 recorded as an expense for the three months period ended March 31, 2024 and 2023, respectively. Jie Gao serves as the Managing Member of HG, LLP.

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

Legal fees

On January 27, 2022, the Company entered into an agreement (the “EGS Agreement”) with Ellenoff Grossman & Schole LLP to act as U.S. securities council to the Company in connection with pending acquisition targets for the Company to acquire consistent with its Initial Public Offering and assist in U.S. securities work related to the Initial Business Combination. The fee structure for this agreement permits amounts invoiced to be paid in installments and/or deferred until closing, with any balance owed at the closing of the Business Combination to be subject to a certain premium. As of March 31, 2024 and December 31, 2023, the total outstanding amount for services provided by EGS, including any amount not paid and the deferred portion that is contingent upon the closing of a Business Combination, was $704,185 and $499,931, respectively, which were considered outstanding per the terms of the EGS Agreement and are included in accounts payable and accrued expenses on the accompanying balance sheets. As the Business Combination cannot be deemed probable as of March 31, 2024 and December 31, 2023, there was no accrual made for premiums on the outstanding fees.

Business Combination Agreement

On December 27, 2023, the Company entered into a Business Combination Agreement (the “PSI Business Combination Agreement”, and the transactions and agreements contemplated by the PSI Business Combination Agreement, the “PSI Business Combination”) with the Sponsor, in the capacity as the representative of the Company and the shareholders of the Company immediately prior to the Second Merger Effective Time (as defined in the PSI Business Combination Agreement), Pubco, PSI Merger Sub I Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of the Pubco (the “First Merger Sub”), PSI Merger Sub II Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of the Pubco (the “Second Merger Sub”), and PSI Group Holdings Ltd 利航國際控股有限公司, an exempted company incorporated with limited liability in the Cayman Islands (“PSI”).

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 50,000,000 shares of Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A Ordinary Shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,627,224 shares of Class A Ordinary Shares outstanding, respectively (excluding 984,801 shares of Class A Ordinary Shares subject to possible redemption, respectively).

Class B Ordinary Shares

The Company is authorized to issue 3,000,000 shares of Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. On October 18, 2023, we issued an aggregate of 2,156,249 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares, held by the Sponsor. As of March 31, 2024 and December 31, 2023, there were 1 shares of Class B Ordinary Shares outstanding, respectively.

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

As of March 31, 2024 and December 31, 2023, there were 8,625,000 Public Rights outstanding.

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

At March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in cash and money market funds which is invested primarily in treasury funds, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
March 31, 2024	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in the Trust Account	1	$11,487,149	—	—

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2023	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and investments held in the Trust Account	1	$11,265,163	—	—

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 7, 2024, the Company the Notice Letter from the Panel indicating that the Panel had determined to delist the Company’s securities from Nasdaq and that trading in the Company’s securities would be suspended at the open of trading on May 9, 2024, due to the Company’s failure to satisfy the terms of the Panel’s March 14, 2024 decision listed above. On May 1, 2024, the Company notified the Panel that it would not be able to close its initial Business Combination by the Panel’s May 20, 2024 deadline. Accordingly, the Panel determined to delist the Company’s securities from Nasdaq as set forth in the Notice Letter.

Following suspension of trading on Nasdaq, the Company’s units, ordinary shares and rights have been eligible to trade on the OTC Markets under the tickers “ACCUF,” “AIBAF,” and “AACRF,” respectively. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934 on Form 25 with the SEC after the applicable Nasdaq review and appeal periods have lapsed and/or upon the closing of the Company’s initial Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to AIB Acquisition Corporation.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q (this “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of the Management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

For a full description of the PSI Business Combination Agreement and the proposed PSI Business Combination, please see “Item 1. Business” in the 2023 Annual Report.

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

Nasdaq Notices

On February 13, 2024, the Company received a letter from the Nasdaq Staff indicating that the Company regained compliance with the MVPHS requirement. On March 14, 2024, the Panel issued its decision, which granted the Company’s request for continued listing, subject to certain conditions, including that (i) on or before May 1, 2024, the Company advises the Panel on the status of the SEC review of the registration statement on Form F-4 to be field with the SEC by PS International Group Ltd., an exempted company incorporated with limited liability in the Cayman Islands, relating to the PSI Business Combination and containing a proxy statement of the Company, (ii) or before May 15, 2024, the Company holds a shareholder meeting and obtain approval for completion of its initial business combination; and (iii) on or before May 20, 2024, the Company closes its Business Combination and the new entity shall demonstrate compliance with Listing Rule 5505.

On May 7, 2024, the Company received the Notice Letter from the Panel indicating that the Panel had determined to delist the Company’s securities from Nasdaq and that trading in the Company’s securities would be suspended at the open of trading on May 9, 2024, due to the Company’s failure to satisfy the terms of the Panel’s March 14, 2024 decision listed above. On May 1, 2024, the Company notified the Panel that it would not be able to close its initial Business Combination by the Panel’s May 20, 2024 deadline. Accordingly, the Panel determined to delist the Company’s securities from Nasdaq as set forth in the Notice Letter.

Following suspension of trading on Nasdaq, the Company’s units, ordinary shares and rights have been eligible to trade on the OTC Markets under the tickers “ACCUF,” “AIBAF,” and “AACRF,” respectively. Nasdaq will complete the delisting by filing a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934 on Form 25 with the SEC after the applicable Nasdaq review and appeal periods have lapsed and/or upon the closing of the Company’s initial Business Combination.

Founder Share Conversion

On October 18, 2023, we issued an aggregate of 2,156,249 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares, held by the Sponsor. The 2,156,249 Class A ordinary Shares issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement. For more information on the Founder Share Conversion, see “Item 1. Business” in the 2023 Annual Report.

Following the Founder Share Conversion and redemptions in connection with the vote to approve the Second Extension Amendment, there were (i) 3,612,025 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding, and (ii) the Sponsor held 69.27% of the outstanding Class A Ordinary Shares.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from our inception through March 31, 2024 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and since the Initial Public Offering, the search for a prospective and consummation of an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the Initial Public Offering and Private Placement placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had a net loss of $399,622, which primarily consists of general and administrative expenses of $521,578, offset by interest earned on cash and investments held in the Trust Account of $121,956.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, we had $6,552 in our operating bank account and working capital deficit of $2,163,786, which excludes cash held in the Trust Account, the liability for convertible note and deferred underwriting fee.

On January 20, 2023, in connection with the vote to approve the First Extension Amendments, we issued the First Extension Note, a promissory note in the aggregate principal amount of $450,000 to the Sponsor, pursuant to which the First Extension Funds were deposited into the Trust Account in monthly installments for the benefit of each Public Share that was not redeemed in connection with the First Extension Amendments. The Sponsor agreed to pay $50,000 (or $0.05 per Public Share not redeemed) per month that the Board decided to take to complete an initial Business Combination, commencing on January 21, 2023 and continuing through October 21, 2023. As of March 31, 2024, an aggregate of $450,000 of the First Extension Funds has been deposited into the Trust Account. The First Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation.

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

On January 23, 2023, we issued the Working Capital Note, a promissory note in the principal amount of up to $500,000 to the Sponsor. The Working Capital Note was issued in connection with advances the Sponsor has made, and may make in the future, to us for working capital expenses. The Working Capital Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial Business Combination and (ii) the date that our winding up is effective. At the election of the Sponsor, up to $500,000 of the unpaid principal amount of the Working Capital Note may be converted into Conversion Units, each Conversion Unit consisting of one Class A Ordinary Share and one right exchangeable into one-tenth of one Class A Ordinary Share, equal to: (x) the portion of the principal amount of this Working Capital Note being converted, divided by (y) $10.00, rounded up to the nearest whole number of Conversion Units. The Conversion Units are identical to the Private Units issued by us to the Sponsor in the Private Placement. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Working Capital Note. As of March 31, 2024 and December 31, 2023, there was an outstanding balance of $500,000 on the Working Capital Note.

On October 19, 2023, in connection with the vote to approve the Second Extension Amendment we issued the Second Extension Note, a promissory note in the aggregate principal amount of up to $750,000 to the Sponsor, pursuant to which the Second Extension Funds are deposited into the Trust Account for the benefit of each Public Share that was not redeemed in connection with the Second Extension Amendment. The Sponsor agreed to pay $50,000 (or $0.05 per Public Share not redeemed) per month that the Board decides to take to complete an initial Business Combination, commencing on October 21, 2023 and continuing through January 21, 2025. As of March 31, 2024, $200,000 had been deposited into the Trust Account in connection with the Second Extension Note. The Second Extension Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the initial Business Combination, and (b) the date of our liquidation. As of March 31, 2024, the Trust Account contains approximately $11.66 per remaining Public Share outstanding. As of May 21, 2024, an aggregate of $400,000 (plus applicable interest) of the Second Extension Funds had been deposited into the Trust Account which covers the extension period through June 21, 2024. As such, total Second Extension Funds deposited to date covers the first eight months of extension permitted by the Second Extension Amendment.

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

For more information on the agreements we have entered into with Maxim in connection with the PSI Business Combination, please see “PSI Business Combination” in the 2023 Annual Report.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of the end of the reporting period, we have not identified any critical accounting estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included elsewhere in this Report.

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

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: Other Information

Item 1. Legal Proceedings.

To the knowledge of our Management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) our final prospectus filed with the SEC for our IPO; (ii) Annual Report on Form 10-K for the fiscal years ended December 31, 2021, 2022, and 2023 as filed with the SEC on March 29, 2022, March 29, 2023, and on March 21, 2024, respectively; (iii) Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2023, June 30, 2023, March 31, 2023, September 30, 2022, June 30, 2022 and March 31, 2022, as filed with the SEC on November 14, 2023, August 11, 2023, May 15, 2023, November 14, 2022, August 10, 2022 and May 13, 2022, respectively; and (iv) definitive proxy statement, as filed with the SEC on October 5, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to PSI and the PSI Business Combination, please see the registration statement on Form F-4 to be field by Pubco with the SEC once filed.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

On January 20, 2022, the Company entered into an engagement agreement with HG, LLP, an affiliate of Jie Gao, the Chief Financial Officer of the Company, pursuant to which HG, LLP would provide certain financial advisor services in connection with assisting the Company in preparing the financial portions of the Company’s quarterly reports and annual reports. The Company will pay HG, LLP $5,000 for each 10-Q filing and $10,000 for each 10-K filing. As of March 31, 2024, an aggregate of $60,000 had been paid to HG, LLP for such services. Jie Gao serves as the Managing Member of HG, LLP. Each member of the Company’s audit committee has been informed of Ms. Gao material interest in the engagement agreement, and the Company’s audit committee has determined that the engagement is fair and in the best interests of the Company and has voted to ratify the engagement.

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

Date: May 22, 2024	AIB ACQUISITION CORPORATION

	By:	/s/ Eric Chen
	Name:	Eric Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Jie Gao
	Name:	Jie Gao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)